Form 10QSB
period 1996-06-30
BINGO & GAMING INTERNATIONAL INC
filed 1996-08-12
CIK 355590

                U.S. Securities and Exchange Commission
                         Washington, DC  20549

                              FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1996


  [  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

  For the transition period from __________ to ________

                     Commission File No.    0-10519

                   Bingo & Gaming International, Inc.
                   ----------------------------------
             (Name of Small Business Issuer in its Charter)

         OKLAHOMA                                      73-1092118
         --------                                      ----------
  (State or Other Jurisdiction                     (IRS Employer ID No.)
  of incorporation or organization)

                          11006 Metric Blvd.
                         Austin, Texas  78758
                         --------------------
               (Address of Principal Executive Offices)

                            (512) 490-0065
                            --------------
            (Issuer's Telephone Number, including Area Code)

                 8310 Capital of Texas Hwy. North Suite 350
                          Austin, Texas 78731
                          -------------------
           (Former Address of Principal Executive Office)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  (1)  Yes  X    No                  (2)  Yes  X     No
           ---      ---                       ---       ---

  There were 8,349,200 shares of common stock, $.001 par value, outstanding as of June 30, 1996
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements.

         BINGO & GAMING INTERNATIONAL, INC.
                 BALANCE SHEETS
                   (unaudited)


                            June  30,    December 31,
                              1996          1995

  ASSETS
  Cash and cash equivalents $  51,259      $ 74,062
  Accounts receivables         35,257        43,606
  Deferred offering cost       31,280        25,510
  Prepaid expenses              -0-           2,940
  Inventory                    19,035         - 0 -
    Total current assets      136,831       146,118

  Property and equipment, net 113,186       167,737
  Deferreds and intangibles,
   Net                         46,263        56,187
  Note receivable              64,613        83,000
  Other assets                 23,439        18,766

    Total Assets             $384,332      $471,808


  LIABILITIES AND STOCKHOLDERS' EQUITY
  Payables                   $ 85,040      $120,136
  Accrued expenses                105            45
  Current maturities of
  long-term debt              120,334       117,054
    Total current liabilities 205,479       237,235

  Long-term debt               73,652        82,801

  Common stock,
  $.001 par value:
  Authorized -
  70,000,000 shares
  Issued and outstanding -
        8,349,200 shares        8,349         8,349
  Additional paid-in capital  363,204       363,204
  Accumulated deficit        (266,352)     (219,781)
    Total stockholders'
    equity                    105,201       151,772
    Total Liabilities
      and Stockholders'
      Equity                 $384,332      $471,808

    See notes to financial statements.

/TABLE

                BINGO & GAMING INTERNATIONAL
                   STATEMENTS OF OPERATIONS
                          (unaudited)



                      Three Months              Six Months
                          Ended                   Ended
                         June 30,                June 30,
                     1996        1995        1996        1995


  Revenues           $177,037    $134,978    $340,846    $261,251


  Costs and expenses:

  Salaries and wages   41,570      63,996     100,045     121,996

  Operating exp.      133,537      93,980     220,871     156,039

  General and admin.
    expenses           41,232      31,095      59,402      61,236

 Total costs and
   expenses           216,339     189,071     380,318     339,271

  Loss before int.
   and income taxes   (39,302)    (54,093)    (39,472)    (78,020)

  Interest expense      3,798       5,205       7,099       8,068

  Loss before
   income taxes       (43,100)    (59,298)    (46,571)    (86,088)

  Income taxes           -0-        -0-         -0-         -0-

      Net Loss       $(43,100)   $(59,298)    (46,571)    (86,088)


  Net Loss per share      *         *            *           *

        (* = less than $.01)

    See notes to financial statements.

/TABLE

                BINGO & GAMING INTERNATIONAL, INC.
                    STATEMENTS OF CASH FLOW
                          (unaudited)

                                         Six Months Ended
                                              June 30,
                                      1996              1995


 OPERATING ACTIVITIES
  Net loss                            $ (46,571)        $(86,088)

  Adjustments to net loss:
    Depreciation and amortization        32,255           28,819
    Loss on sale of equipment             3,825             -0-
    Bad debt expense                     25,200             -0-

  Changes to current assets and
  liabilities:
      Receivables                       (16,851)          18,287
      Prepaid expenses                    2,940          ( 9,670)
      Payables and accrued exp.         (35,036)           3,675
      Inventory                         (19,035)            -0-
   Net cash used for operating
      activities                        (53,273)         (44,977)

  INVESTING ACTIVITIES
  (Increase) decrease in property
           and equipment                 28,195          (78,014)
  (Increase) decrease in deferreds
           and other assets             (10,243)          10,127

   Decrease in notes receivable          18,387            - 0 -

   Net cash provided by (used for)
         investing activities            36,339         (67,887)


  FINANCING ACTIVITIES
  Proceeds from long-term debt           45,000         149,000
  Payments on long-term debt            (50,869)         13,748
  Net cash provided by (used for)
          financing activities          ( 5,869)        135,252

  CASH AND CASH EQUIVALENTS
  Net increase (decrease)               (22,803)         22,388
  Balances at beginning of period        74,062          23,087
    Balances at end of period          $ 51,259        $ 45,475

    See notes to financial statements.


                BINGO & GAMING INTERNATIONAL, INC.
                NOTES TO THE FINANCIAL STATEMENTS

  Note 1. BASIS OF PRESENTATION

  The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Such financial statements as of June 30, 1996 and for the three months ended June 30, 1996 and 1995 and for the six months ended June 30, 1996 and 1995 are unaudited, but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results from such interim periods. The results from interim periods are not necessarily indicative of results from full years.

  Such interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. They should, therefore, be read in conjunction with the Company's consolidated financial statements which were included in the Company's Form 10-KSB for the year ended December 31, 1995.

  Note 2. INCOME TAXES

  The statutory federal tax rate was 34% for the six months ended June 30, 1996 and 1995. The effective tax rate was zero due to the Company incurring a net tax operating loss for the six month ended June 30, 1996 and 1995. At June 30, 1996 and 1995, the Company had, for tax reporting purposes, net operating loss carryfowards of approximately $245,000 and $80,000, respectively, available to offset future taxable income.

  Note 3. EARNINGS PER SHARE

  Net loss per share is based upon the weighted average number of shares outstanding during the periods (8,349,200 shares outstanding during the six months ended June 30, 1996 and 8,050,000 during the six months ended June 30, 1995).

           MANAGEMENT'S DISCUSSION AND ANALYSIS

  Introduction:

  The Company discontinued operations in 1984. From then until December 15, 1994, it had no operations of significance. On December 15, 1994, the Company acquired Monitored Investments, Inc., Red River Bingo, Inc., Tupelo Industries, Inc., and Meridian Enterprises, Inc. (collectively, Monitored or the Monitored companies) in common stock for common stock exchanges, whereby the stockholders of Monitored became the controlling stockholders of the Company. Such acquisitions were treated as an equity restructuring of the Company, which is similar to pooling-of-interests treatment. The operations of Monitored were, therefore, retroactively included in the operations of the Company.

  Accordingly, during the three months ended March 31, 1995, the Company operated three charity bingo facilities for itself (Shreveport, Louisiana, Tupelo, Mississippi, and Meridian, Mississippi) and managed two other such facilities (McAllen, Texas and Columbus, Mississippi) for two other corporations which share some common stockholders with the Company.
  During the three months ended June 30, 1995, the Company opened two additional charity bingo centers: one in Kosciusko, Mississippi and one in Iuka, Mississippi. Subsequently, the Company closed its Kosciusko location because of less than expected attendance. Similarly, during the three months ended March 31, 1996, the Company operated three charity bingo facilities for itself (Iuka, Mississippi, Tupelo, Mississippi, and Meridian, Mississippi) and managed two other such facilities (McAllen, Texas and Columbus, Mississippi) for two other corporations which share some common stockholders with the Company. During the three months ended June 30, 1996, a officer/director of the Company divested himself of over 1,000,000 shares of stock thereby reducing his holdings in the Company to less than 10% and relinquished his management and director's position in the Company. In return for services rendered and release of the director's employment contract, the Company issued stock options and transferred the two management agreements (McAllen, Texas and Columbus, Mississippi) to the director. Furthermore, in April 1996, the Company executed an exclusive Distribution Agreement for the State of Texas for a video enhanced dispenser to market one minute emergency phonecards. An initial distribution of twenty-five units began in June 1996.

  The Company intends to further develop and substantially expand its business, principally by continuing its operation and expansion of the distribution of the video enhance phonecard dispensers, by acquiring existing bingo facilities (for cash or for notes or for its own stock or in combinations thereof) and by establishing new bingo facilities. Its ability to do so will be limited by its available liquidity and other capital resources as to which no assurances can be given.

  Results of Operations:

                 Three Months Ended June 30, 1996
           Compared with Three Months Ended June 30, 1995

  Revenues include rental income from the charitable organizations which lease the Company's bingo facilities, management fees from managing similar facilities for others, related concession and vending income, and most recently phonecard sales related to the video enhanced dispensers. Such income was $177,037 for the three months ended June 30, 1996 and $134,978 for the three months ended June 30, 1995. The 31.2% increase was in part due to the initial distribution of the twenty-five phonecard dispensers in June 1996 which resulted in approximately $35,000 of additional revenue. Furthermore, this increase was also the result of opening a new bingo facility in Iuka, Mississippi on June 1, 1995. Increased revenues were partially offset by a decrease in management fee income related to transfer of the management agreements to the former director as more fully described in the above "Introduction".

  Costs and expenses include salaries and wages, other expenses directly attributable to the operation of facilities, operation of the phonecard dispensers and other general and administrative expenses. Such expenses were $216,339 for the three months ended June 30, 1996 and $189,071 for the three months ended June 30, 1995. The 14.4% increase was in part due to the increase of operations from the initial distribution of the phonecard dispensers and the result of greater rental cost due to periodic increases stipulated in lease agreements. Furthermore, Company wrote off approximately $25,000 in bad debts related to a charity which ceased conducting bingo in the current year. Increases in such expenses were partially offset by a decrease in salaries and wages related to the director relinquishing his management position with the Company as more fully described in the above "Introduction".

  Principally for the reasons set forth in the two preceding paragraphs, the Company had a net loss of $43,100 for the three months ended June 30, 1996 compared with a net loss of $59,298 for the three months ended June 30, 1995.

              Six Months Ended June 30, 1996
         Compared with Six Months Ended June 30, 1995

  Revenues were $340,846 for the six months ended June 30, 1996 and $261,251 for the six months ended June 30, 1995. The 30.5% increase was principally the result of the matters more fully described in the above "three months compared with three months" discussion.

  Costs and expenses were $380,318 for the six months ended June 30, 1996 and $339,271 for the six months ended June 30, 1995. The 12% increase was principally the result of the matters more fully described in the above "three months compared with three months" discussion.

  The Company had a net loss of $46,571 for the six months ended June 30, 1996 compared with a net loss of $86,088 for the six months ended June 30, 1995.

  Financial Position:

  During the six months ended June 30, 1996, the Company's equity decreased by $49,776, such decrease being the result of the net loss for the six months.

  During this period, the Company increased borrowings from a director of $45,000 to fund the initial distribution of the video enhanced phonecard dispenser. However, the Company reduced by $35,000 the amount of its accounts payable, paid off a $20,000 note and made scheduled payments of other long term debt.

  Furthermore, the Company renegotiated its $89,000 line of credit with a local financial institution by making a $15,000 payment and placing the balance of $74,000 on a ten year note at prime interest plus 2% with a balloon payment due December 30, 2000.

  A second note of $60,000, which had also been an interest only instrument, was converted on January 10, 1996, to payments of $1,000 principal per month plus interest at 10.5%.

  Overall, the Company reduced its long term debt by approximately $6,000.

  Liquidity:

  The Company's net cash position at June 30, 1996 decreased approximately $23,000 from what it was at December 31, 1995, primarily from the Company's reduction of its accounts payable and long-term debt. The Company intends to further develop and substantially expand its business, principally by further expanding the distribution of the video enhanced phonecard dispenser, by acquiring existing bingo facilities (for cash or notes or its own stock or combination thereof) and by establishing new bingo facilities.

  The Company will, however, need to obtain additional financing to meet its plans as mentioned above, and there is no assurance that the Company will be able to obtain such additional financing.

               PART II - OTHER INFORMATION

  Item 1. Legal Proceedings.

          No further developments

  Item 2. Changes in Securities.

          None

  Item 3. Defaults Upon Senior Securities.

          None

  Item 4. Submission of Matters to a Vote of Security
     Holders.

            None

  Item 5. Other Information.

          None

  Item 6. Exhibits and Reports on Form 8-K.

          (a)  EXHIBIT             EXHIBIT NUMBER


             Financial Data          27
             Schedule

          (b)  Reports on Form 8-K

               None



                              SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                   BINGO & GAMING INTERNATIONAL, INC.


  Dated as of August 12, 1996 By /s/ Reid Funderburk
                                 -------------------
                                 Reid Funderburk
                                 C.E.O., Director

                              By /s/ George Majewski
                                 -------------------
                                 George Majewski
                                 President, Director


                              By /s/ Robert H. Hughes
                                 --------------------
                                 Robert H. Hughes
                                 Director