Form 10QSB
period 1996-09-30
BINGO & GAMING INTERNATIONAL INC
filed 1996-11-19
CIK 355590

                     U.S. Securities and Exchange Commission
                               Washington, DC  20549

                                     FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the transition period from ________________ to ____________________

                             Commission File No.    0-10519

                           Bingo & Gaming International, Inc.
                    (Name of Small Business Issuer in its Charter)

       OKLAHOMA                                        73-1092118
(State or Other Jurisdiction of                   (IRS Employer ID No.)
 incorporation or organization)

                                   11006 Metric Blvd.
                                 Austin, Texas  78758
                       (Address of Principal Executive Offices)

                                     (512) 490-0065
                    (Issuer's Telephone Number, including Area Code)

                       8310 Capital of Texas Hwy. North Suite 310
                                   Austin, Texas 78759
                      (Former Address of Principal Executive Office)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No                            (2)  Yes  X    No

There were 8,349,200 shares of common stock, $.001 par value, outstanding as of September 30, 1996


                               PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

                            BINGO & GAMING INTERNATIONAL, INC.
                                       BALANCE SHEETS

                                 September  30,           December 31,
                                       1996                1995
                                   (unaudited)
                                   -----------             ----

ASSETS
Cash and cash equivalents              $ 113,287          $ 74,062
Accounts receivable                       82,958            43,606
Deferred offering costs                   31,280            25,510
Prepaid expenses                           2,500             2,940
Inventory                                 23,796             - 0 -
                                          ------             -----
  Total current assets                   253,821           146,118

Property and equipment, net              114,751           167,737
Deferreds and intangibles, net            41,884            56,187
Note receivable                           60,863            83,000
Other assets                              34,071            18,766
                                          ------            ------
  Total Assets                          $505,390          $471,808
                                        --------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                       $ 113,087         $ 120,136
Accrued expenses                             105                45
Current maturities of long-term debt     168,623           117,054
                                         -------           -------
  Total current liabilities              281,815           237,235

Long-term debt                           115,801            82,801

Common stock, $.001 par value:
  Authorized - 70,000,000 shares
  Issued and outstanding -
  8,349,200 shares                         8,349             8,349
Additional paid-in capital               363,204           363,204
Accumulated deficit                     (263,779)         (219,781)
                                        ---------         ---------
  Total stockholders' equity             107,774           151,772
                                         -------           -------
  Total Liabilities
    and Stockholders' Equity            $505,390          $471,808
                                         --------          ---------



See notes to financial statements.

                           BINGO & GAMING INTERNATIONAL
                             STATEMENTS OF OPERATIONS
                                  (unaudited)

                         Three         Three            Nine            Nine
                    Months Ended    Months Ended    Months Ended  Months Ended
                   September 30,   September 30,   September 30, September 30,
                      1996             1995            1996          1995


REVENUES

Phone Card Sales      $  150,748      $    - 0 -      $ 185,247      $   - 0 -
Management Fee Income    - 0 -          18,000          18,000         54,000
Rental Income            125,844       136,900         377,944        340,275
Concession Income         15,880        31,142          51,887         79,702
                          ------        ------          ------         ------
   Total Revenue         292,472       186,042         633,078        473,977

COST OF REVENUES

Cost of Goods Sold -
 Phone Cards              30,909        - 0 -            49,374          - 0 -
Machine and Location
 Rentals                  24,896        - 0 -            31,146          - 0 -
Prizes Paid               62,552        - 0 -           62,552           - 0 -
Hall Rentals              43,080       66,650          134,241        157,785
                          ------       ------          -------        -------
  Total Cost of Revenue  161,437       66,650           277,313        157,785

Gross Margin             131,035     119,392          355,765        316,192

Indirect
Operating Expenses        48,389      47,392          153,385        166,408
Salaries                  46,221      71,979          146,266        193,975
General and Admin-
 istrative Expenses       27,383      38,370           86,785         80,393
                          ------      ------           ------         ------
Total Expenses           121,993     157,741          386,436        440,776

Operating Income (Loss)    9,042     (38,349)         (30,671)      (124,584)

Other Income               - 0 -       - 0 -              250          1,142

Interest Expense           6,468       4,219           13,577         12,287
                           -----       -----           ------         ------
 Net Income (Loss)
 before Taxes              2,574     (42,568)         (43,998)      (135,729)

Taxes on Income            - 0 -       - 0 -             - 0 -          - 0 -
                           -----       -----             -----          ------

Net Income (Loss)    $     2,574    $(42,568)        $(43,998)     $(135,729)
                           -----     --------         --------      ---------
Net Income (Loss)
 per share                    *          *               *             *
                           -----     --------         --------      ---------
(* = less than $.01)


See notes to financial statements.


                           BINGO & GAMING INTERNATIONAL, INC.
                              STATEMENTS OF CASH FLOW
                                  (unaudited)

                                                    Nine Months Ended
                                                September 30,   September 30,
                                                    1996          1995
                                                    ----          ----


OPERATING ACTIVITIES
Net loss                                           $ (43,998)  $ (86,088)


Adjustments to net loss:
  Depreciation and amortization                      45,119      28,819
  Loss on sale of equipment                           3,825        -0-
  Bad debt expense                                   25,200        -0-
  Changes to current assets and liabilities:
    Receivables                                     (64,552)     18,287
    Inventory                                       (23,796)       - 0 -
    Prepaid expenses                                    440      ( 9,670)
    Payables and accrued expenses                   ( 6,989)       3,675
                                                    --------       -----
 Net cash used for operating activities             (64,751)     (44,977)

INVESTING ACTIVITIES
(Increase) decrease in property and equipment        18,145      (78,014)
(Increase) decrease in deferreds and other assets   (20,875)      10,127
Decrease in notes receivable                         22,137        - 0 -
                                                     ------        -----
Net cash provided by (used for) investing activities 19,407      (67,887)

FINANCING ACTIVITIES
Proceeds from long-term debt                        157,400      149,000
Payments on long-term debt                          (72,831)      13,748
                                                    --------      ------
Net cash provided by  financing activities           84,569      135,252
                                                     ------      -------

CASH AND CASH EQUIVALENTS
Net increase                                         39,225       22,388
Balances at beginning of period                      74,062       23,087
                                                     ------       ------
  Balances at end of period                         $113,287    $ 45,475
                                                    --------    --------


See notes to financial statements.

                       BINGO & GAMING INTERNATIONAL, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


Note 1.   BASIS OF PRESENTATION

The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Such financial statements as of September 30, 1996 and for the three months ended September 30, 1996 and 1995 and for the nine months ended September 30, 1996 and 1995 are unaudited, but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results from such interim periods. The results from interim periods are not necessarily indicative of results from full years.

Such interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. They should, therefore, be read in conjunction with the Company's consolidated financial statements which were included in the Company's Form 10-KSB for the year ended December 31, 1995.

Note 2.   INCOME TAXES

The statutory federal tax rate was 34% for the nine months ended September 30, 1996 and 1995. The effective tax rate was zero due to the Company incurring a net tax operating loss for the nine month ended September 30, 1996 and 1995. At September 30, 1996 and 1995, the Company had, for tax reporting purposes, net operating loss carryforwards of approximately $250,000 and $80,000, respectively, available to offset future taxable income.


Note 3.   EARNINGS PER SHARE

Net income (loss) per share is based upon the weighted average number of shares outstanding during the periods (8,349,200 shares outstanding during the nine months ended September 30, 1996 and 8,223,000 during the nine months ended September 30, 1995).

Note 4.           RECLASSIFICATIONS

Certain amounts previously reported have been reclassified to conform to current year presentation.

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

Accordingly, during the three months ended March 31, 1995, the Company operated three charity bingo facilities for itself (Shreveport, Louisiana, Tupelo, Mississippi, and Meridian, Mississippi) and managed two other such facilities (McAllen, Texas and Columbus, Mississippi) for two other
corporations which shared some common stockholders with the Company.   During
the three months ended June 30, 1995, the Company opened two additional charity bingo centers: one in Kosciusko, Mississippi and one in Iuka, Mississippi. During the three months ended September 30, 1995, the Company closed its Kosciusko location because of less than expected attendance. Subsequently, in October 1995, the Company also closed its Shreveport,
Louisiana location due to competitive pressures.   Similarly, during the three
months ended March 31, 1996, the Company operated three charity bingo facilities for itself (Iuka, Mississippi, Tupelo, Mississippi, and Meridian, Mississippi) and managed two other such facilities (McAllen, Texas and Columbus, Mississippi) for two other corporations which share some common stockholders with the Company. During the three months ended June 30, 1996, an officer/director of the Company divested himself of over 1,000,000 shares of stock thereby reducing his holdings in the Company to less than 10% and relinquished his management and director's position in the Company. In return for services rendered and release of the director's employment contract, the Company issued stock options and transferred the two management agreements (McAllen, Texas and Columbus, Mississippi) to the director. Furthermore, in April 1996, the Company executed an exclusive Distribution Agreement for the State of Texas for a video enhanced dispenser to market one minute emergency phone cards. The Company began placing the dispensers in June, 1996, and by September 30, 1996, approximately 50 had been placed and were in operation.

The Company intends to further develop and substantially expand its business, principally by continuing its operation and expansion of the distribution of the video enhance phone card dispensers, and to a lesser extent by acquiring existing bingo facilities (for cash or for notes or for its own stock or in combinations thereof) or by establishing new bingo facilities. Its ability to do so will be limited by its available liquidity and other capital resources as to which no assurances can be given.

Results of Operations:

                 Three Months Ended September 30, 1996
          Compared with Three Months Ended September 30, 1995

Revenues include rental income from the charitable organizations which lease the Company's bingo facilities, management fees from managing similar facilities for others, related concession and vending income, and during 1996 phone card sales related to the video enhanced dispensers. Such revenues were $292,472 for the three months ended September 30, 1996 and $186,042 for the three months ended September 30, 1995. The 57.2% increase was principally due to the distribution of 50 phone card dispensers from June 1996 through September 1996 which resulted in approximately $151,000 of additional revenue. Such increase was partially offset by a decrease in management fee income and concession income related to the transfer of the management agreements to the former director and a reduction in rental income as a result of the Shreveport, Louisiana facility being closed in October 1995 as more fully described in the above "Introduction".

Cost of revenues represent expenses directly attributable to the operation of the bingo facilities and operation of the phone card dispensers. Such cost was $161,437 and $66,650 for the three months ended September 30, 1996 and 1995, respectively. The 142.2% increase was mostly attributed to the increase in cost associated with the distribution of the phone card dispensers. Such increase was partially offset by a decrease in rental cost associated to the Company's bingo facilities as a result of the Shreveport, Louisiana facility being closed as previously mentioned.

Other expenses include salaries and wages, indirect operating costs, and other general and administrative expenses. Such expenses were $121,933 for the three months ended September 30, 1996 and $157,741 for the three months ended September 30, 1995. The 22.7% decrease was principally the result of a reduction in salaries and wages related to the director relinquishing his management position with the Company as more fully described in the above "Introduction. This decrease was also partially the result of non-recurring expenses in the three months ended September 30, 1995 related to the opening of the two charity bingo centers as more fully described in the above "Introduction" and certain uncapitalized expenses related to planned equity offerings.

Principally for the reasons set forth in the three preceding paragraphs, the Company had net income of $2,574 for the three months ended September 30, 1996 compared with a net loss of $42,568 for the three months ended September 30, 1995.

                  Nine Months Ended September 30, 1996
           Compared with Nine Months Ended September 30, 1995

Revenues were $633,078 for the nine months ended September 30, 1996 and $473,977 for the nine months ended September 30, 1995. The 33.6% increase was principally the result of the matters more fully described in the above "Three Months Compared with Three Months" discussion. Furthermore, this increase was also the result of opening a new bingo facility in Iuka, Mississippi on June 1, 1995.

Cost of revenues were $277,313 for the nine months ended September 30, 1996 and $157,785 for the nine months ended September 30, 1995. The 75.8% increase was principally the result of the increase in costs associated with the distribution of the phone card dispensers as more fully described in the above "Three Months Compared with Three Months" discussion.

Other expenses were $386,436 for the nine months ended September 30, 1996 and $440,776 for the nine months ended September 30, 1995. The 12.3% decrease was principally the result of the matters more fully described in the above "Three Months Compared with Three Months" discussion.

The Company had a net loss of $43,998 for the nine months ended September 30, 1996 compared with a net loss of $135,729 for the nine months ended September 30, 1995.

Financial Position:

During the nine months ended September 30, 1996, the Company's equity decreased by $43,998, such decrease being the result of the net loss for the nine months.

During this period, the Company increased borrowings of $157,400 to fund the initial distribution of the video enhanced phone card dispenser. However, the Company reduced the amount of its accounts payable, paid off a $20,000 note and made scheduled payments of other long term debt of an additional $52,831.

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

Overall, the Company increased its long term debt by approximately $85,000.

Liquidity:

The Company's net cash position at September 30, 1996 increased approximately $39,000 from what it was at December 31, 1995, primarily from the Company's increased borrowings and increase in operations of the phone card dispensers. The Company intends to further develop and substantially expand its business, principally by further expanding the distribution of video enhanced phone card dispensers, and to a lesser extent by acquiring existing bingo facilities (for cash or notes or its own stock or combination thereof) or by establishing new bingo facilities.

The Company will, however, need to obtain additional financing for development and expansion, and there is no assurance that the Company will be able to obtain it.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

            No further developments

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

            None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  EXHIBIT                            EXHIBIT NUMBER

               Financial Data Schedule                        27

          (b)  Reports on Form 8-K

               None

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                         BINGO & GAMING INTERNATIONAL, INC.


Dated as of November 15, 1996 By /s/ Reid Funderburk
                                --------------------
                                Reid Funderburk
                                Chairman, C.E.O., Director


                              By /s/ George Majewski
                                --------------------
                                George Majewski
                                President, Director


                              By /s/ Ray E. Wilkin
                                ------------------
                                Ray E. Wilkin
                                Director