Form 10KSB
period 1996-12-31
BINGO & GAMING INTERNATIONAL INC
filed 1997-04-17
CIK 355590

                   U.S. Securities and Exchange Commission
                         Washington, D. C.  20549

                               FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

     For the calendar year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                          Commission File No.  0-10519

                        BINGO & GAMING INTERNATIONAL, INC.

        OKLAHOMA                                           73-1092118
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                               11006 Metric BLVD.
                              Austin, Texas 78758
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number:  (512) 490-0065


                8310 Capital of Texas Highway North, Suite 350
                              Austin, Texas 78731
       (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act: Common voting stock.

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent calendar year:   December 31, 1996
- $1,151,158

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     February 28, 1997 - $5,095,761. There are approximately 4,291,167 shares of common voting stock of the Registrant held by non-affiliates.


                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

                                  Not Applicable.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 February 28, 1997

                       8,417,600 shares of common stock

                      DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in
Item 13 of this Report.


Transitional Small Business Issuer Format   Yes   X    No ___

                                    PART I

Item 1.  Description of Business.

Business Development.

          Bingo & Gaming International, Inc. (the "Company") was organized under the laws of the State of Oklahoma on April 1, 1980, under the name "MRW Investment Management, Inc." During 1981, the Company changed its name to "O-Petro Energy Corporation", and during 1990 changed its name to "Primary Development Corporation".

          From 1981 to 1984, the Company was engaged in the oil and gas exploration and production business, but such operations were unsuccessful. The Company ceased such operations in 1984. From 1984 to December 15, 1994, the Company had no business operations and no material tangible property or assets, with its only activities consisting of paying and resolving liabilities, and maintaining its good standing with the State of Oklahoma.

          Pursuant to an Agreement and Plan of Reorganization (the "Plan"), adopted, ratified, and approved by the Company's Board of Directors, dated as of December 15, 1994, between the Company and Monitored Investments, Inc. ("Monitored"), a Texas corporation; Meridian Enterprises, Inc. ("Meridian"), a Mississippi corporation; Red River Bingo, Inc. ("Red River"), a Louisiana corporation; and Tupelo Industries, Inc. ("Tupelo"), a Mississippi corporation (collectively "Monitored and its affiliated companies" or the "subsidiaries"); the Company issued 6,000,000 shares of its common stock to the stockholders of Monitored and its affiliated companies; the stockholders of Monitored and its affiliated companies thereby became the controlling stockholders of the Company; and Monitored and its affiliated companies thereby became wholly-owned subsidiaries of the Company. The accomplishment of the Plan was treated as an "equity restructuring," which, for accounting purposes, is similar to "pooling-of-interests" treatment.

          In connection with the accomplishment of the Plan, the Company (1) issued 196,667 shares of its common stock to an attorney who prepared the Company's Annual and Quarterly Reports for filing with the Securities and Exchange Commission for the prior twelve months (such shares being issued pursuant to a "Consultant Compensation Plan,") (2) canceled 1,203,125 previously issued shares of its common stock, (3) issued 1,058,244 shares of its common stock which were offered and sold pursuant to Regulation S of the Securities and Exchange Commission for the total consideration of $91,016, being cash of $44,790 and contractual rights (the rights to acquire Monitored and its affiliated companies) valued at $46,226, and (4) filed an authorization with the State of Oklahoma to do business under the name "Bingo & Gaming International, Inc."

          Upon the completion of the Plan, the Company had 8,050,000 shares of its common stock issued and outstanding.

Business

          Upon the completion of the Plan, the Company proceeded with the business of Monitored and its affiliated companies. Monitored and its affiliated companies are in the business of owning and operating, as commercial lessors, charity bingo locations of their own and, in some instances, operating similar locations for other owners. All of the Company's operations at the present time are in Texas and Mississippi. The following is a description of the Company's business operations.

          The Company first obtains, from the applicable state or locality, all necessary permits and licenses to operate a charity bingo location, then buys or leases the subject premises and equipment. The Company then leases or subleases such premises and equipment to one or more charitable organizations for the operation of bingo games as fundraising activities for the charities.

          Charity bingo provides a significant and generally stable source of funds for charitable organizations who wish to engage in charity bingo operations. Compared with many other fund raising activities, bingo offers the opportunity to raise larger amounts of money with limited risk to the charitable organization. The business risk to a charity is mitigated by leasing the use of bingo facilities from commercial lessors such as the Company, particularly since most charitable organizations have neither the capital nor the risk tolerance to invest in the establishment of a charity bingo facility.


          The total revenue to the charity operator is the result of the bingo players "buying" the cards with which they "play" the games, and in some states, such revenue will also include revenue from other games of chance. Many players buy multiple cards for each game, thereby increasing their odds of winning. In a typical situation, approximately 75% of total revenue is paid out as prize money, and approximately 25% is retained by the charity as its gross revenue. The charity operator pays the commercial lessor a previously agreed upon amount per playing session as lease expense and then pays its other operating expenses out of its remaining net revenue, which should generally result in an operating profit. The commercial lessor pays its operating expenses out of its gross revenue, which includes its lease revenue and, in some cases, concession income and/or vending income, which should also result in an operating profit. The commercial lessor then pays its general and administrative expenses, interest expense, if any, and applicable income taxes.

          In well-managed and well-promoted operations, both the charity operator and the commercial lessor should have substantial operating profits, the charity operator's operating profit being approximately 20% to 40% of its net revenue and the commercial lessor's operating profit being approximately 20% to 40% of its gross revenue.

          The charity bingo business is regulated by the states. Charity operators and commercial lessors must be licensed, and the amount that can be paid by charity operators to commercial lessors as lease expense is established by the states. Specifically, such lease expense is the result of a certain amount session times a certain number of sessions per day times a certain number of days per week.

          In Mississippi where the Company operates, commercial lessor licenses are one-year renewable licenses. There are no assurances that the Company's licenses will be continually renewed; however, the applicable regulatory authorities seem to prefer commercial lessor continuity, particularly where such operations are well-managed and operated within the applicable rules and regulations.

          Additionally, commercial lessors, including the Company, are subject to the same laws, rules and regulations, and ordinances to which other businesses are subject. The Company believes that it is in substantial compliance with all of such laws, rules and regulations, and ordinances.
There is, however, no assurance that such laws, rules and regulations, and ordinances will not be changed, and there is no assurance that additional competitive forms of gaming will not be authorized and/or permitted by the states in which the Company operates. Such changes, if any, could have a material adverse effect on the Company's business.

          The Company presently owns and operates as a commercial lessor, three locations for its own account - one in Meridian, Mississippi, one in Iuka, Mississippi, and one in Tupelo, Mississippi.

          The gaming industry is highly competitive because all of the businesses in the industry compete for the amounts that can or will be wagered, and many of the businesses in the industry have far greater financial and other resources than does the Company. The charity bingo niche of the industry, in which the Company operates, can, however, be characterized as fragmented and unconsolidated. No competitor, known to the Company, has yet to establish a dominant position in the industry. While there are competitive pressures in certain markets from time to time, the Company does not believe that competition is a significant factor in its current business locations.

            In May 1996, the Company began distributing the Lucky Shamrock Emergency Phone Card Dispenser ("The Dispenser), a video enhanced pre-paid phone card dispenser, under an exclusive distribution agreement with Diamond Game Enterprises. The Dispenser is an exciting method of marketing pre-paid phone cards. The Dispenser itself resembles a Las Vegas style machine with a video screen and chrome housing; however, the equipment is simply a vending machine of pre-printed phone cards. To further enhance the sales of the phone cards, the Company utilizes a Promotional Sweepstakes offering cash prizes from $1 to $500, which are paid at the retail location of the dispenser.

           The Promotional Sweepstakes portion of the phone card contains nine symbols or numbers, which are covered by a peel-apart covering. A winning portion contains three like symbols or numbers in a row or nine like symbols or numbers. When the phone card is dispensed, the Dispenser, through barcode technology, displays this same arrangement of icons on the video screen and indicates visually and with a musical jingle, whether the game piece contains a winning combination.

           As with all promotional sweepstakes (e.g., McDonald's Monopoly
Game), no purchase is necessary to enter the sweepstakes. The Company offers three methods of obtaining free entries: from the retail location, from the Company by sending a self-addressed envelope and from the Company utilizing a Business Return Mail post card. The Lucky Shamrock machines currently vend two-minute emergency phone cards for the price of $1.00.

           The Company leases the machines, which it provides at no cost to the retail location, and purchases the phone cards from Diamond Game Enterprises. The long distance time, accessed through a 1-800 number and PIN number, is supplied by a third party reseller. The Company sells the Lucky Shamrock Emergency Phone Cards to the retail location on terms of net 30 or whenever a new supply is needed, whichever comes first.

           Currently, 110 dispensers are in use throughout the state of Texas. Most are located in bingo halls or in game rooms associated with bingo halls, but some are located in bars, restaurants and truck stops.

          At February 28, 1997, the Company had six full-time employees.
The Company's relationship with all of its employees is believed to be satisfactory. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.

          The Company intends to expand and further develop its business.
It will, however, need to obtain additional financial wherewithal in order to be able to do so.

Item 2.  Description of Property.

          The Company leases and does not own any of its locations.
Meridian occupies a 13,000 square foot bingo facility located at 2306 North Frontage Road, Meridian, Mississippi. Tupelo occupies an 11,800 square foot bingo facility located at 1800 North Gloster, Tupelo, Mississippi. Tupelo also leases a 16,000 square foot bingo facility located at 2243 Highway 25 South, Iuka, Mississippi and opened such location for business during the second calendar quarter of 1995. And the Company occupies a 5,400 square foot warehouse and general office suite located at 11006 Metric Blvd., Austin, Texas. The Company leases and in turn, subleases a 1,740 square foot general office located at 8310 Capital of Texas Highway North, Suite 350, Austin, Texas. All of such locations are well-maintained, well-equipped, and suitable for their intended purposes.

Item 3.  Legal Proceedings.

          Except as set forth in the following paragraphs, the Company is not the subject of any pending legal proceedings, and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action which any has an interest adverse to the Company.

          Red River has been assessed civil penalties totaling $25,000 by the State of Louisiana for alleged gaming law violations. Management is vigorously contesting this claim and believes the outcome will not have a material adverse affect on the Company, particularly since the Company no longer has operations in Louisiana.

          The Texas Lottery Commission requested an Opinion from the Office of the Attorney General, State of Texas, "Re: Whether the offer for sale of a sweepstakes ticket combined with a long distance telephone card constitutes an illegal lottery". On February 20, 1997, the Office of the Attorney General issued Letter Opinion No 97-008, which sets forth the facts which must be determined before the Promotional Sweepstakes can be determined to be an illegal lottery. The Company believes that the Promotional sweepstakes meets all of the requirements to be considered a legal sweepstakes.

          Three Dispensers were confiscated from a San Antonio, Texas bingo hall by the San Antonio Police Department. Although the Company was not charged with any violation of the law, the operator of the bingo hall was cited with a misdemeanor gambling offense. The Company has retained counsel for this individual and will defend her on April 18, 1997 in court. A Motion for Forfeiture of confiscated material has been filed, and the Company has answered this Motion. The Company believes that it will prevail and that a favorable ruling will be very beneficial. A similar case involving another company and another type of phone card dispenser with a promotional sweepstakes was recently dismissed in Harris County, Texas.

Item 4.  Submission of Matters to a Vote of Security Holders.

          On August 7, 1995, the Company mailed to shareholders a Definitive Information Statement discussing a proposed amendment to the Company's Certificate of Incorporation, whereby the name of the Company would be changed to Bingo & Gaming International, Inc. This name change was effective August 28, 1995. Because members of management held a sufficient number of shares to effect the name change without the votes of any other stockholders, the votes of other stockholders were not solicited. See item 13.

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

          The Company's Common Stock, $.001 par value, is traded on the NASD OTC Electronic Bulletin Board under the symbol "BING". The following table shows the range of reported high and low closing bid quotations for the Company's Common Stock, for the fiscal periods indicated, as reported on the NASDAQ Regular Market System through the National Quotation and NASDAQ Monthly Reports.

                                Common Stock
                               High       Low
Fiscal 1996:
   First Quarter              1.25        0.50
   Second Quarter             1.50        0.50
   Third Quarter              1.375       0.625
   Fourth Quarter             1.625       0.8125

Fiscal 1997:
   First Quarter              1.375       0.75

Holders

          The number of record holders of the Company's common stock as of December 31, 1996 was approximately 337; such number does not include an indeterminate number of stockholders whose shares were held by brokers in street name. As of February 28, 1997, there were approximately 334 stockholders.

Dividends

          There are no present material restrictions that limit the ability of the Company to pay dividends on its common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock and does not intend to pay dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis and Plan of Operations.


     Selected Financial Information

     The following selected financial information has been derived from the financial statements of Bingo & Gaming International, Inc. and its affiliated companies and the consolidated financial statements of the Bingo & Gaming International, Inc. and its affiliated companies. The following information should be read in conjunction with such financial statements and the notes thereto.

                                   Year ended     Year ended
                                   December 31,   December 31,
                                       1996            1995
Statement of Income:
  Total revenues                   $1,151,158        $623,760
  Cost of revenues                   (597,441)       (249,134)
  Other expenses                     (576,406)       (582,959)
  Operating loss                      (22,689)       (208,333)
  Net loss                            (48,155)       (217,837)
  Net loss per common share              (.01)           (.03)


                                   December 31,   December 31,
                                      1996             1995
Balance Sheet:
  Current assets                      $324,671       $146,118
  Current liabilities                  233,229        237,235
  Total Assets                         541,249        471,808
  Long-term debt                       176,002         82,801
  Stockholders' equity                 132,018        151,772


     Plan of Operation

          During the year ended December 31, 1995, Bingo & Gaming International, Inc. and its affiliated companies operated up to four charity bingo facilities for themselves and managed two other such facilities for other corporations (McAllen, Texas and Columbus, Mississippi), which share some common stockholders with the Company. The Red River facility in Shreveport, Louisiana commenced business in November 1991. However, in October 1995, the Company closed it due to competitive pressures. The Meridian facility in Meridian, Mississippi, commenced business in June 1992. The Tupelo facility in Tupelo, Mississippi, commenced business in June 1992. During the year ended December 31, 1995, the Company opened two additional charity bingo centers: one in Kosciusko, Mississippi in April 1995 and one in Iuka, Mississippi in June 1995. In July 1995, the Company closed its Kosciusko location, because of less than expected attendance.

          In April 1996, the Company transferred two management agreements (McAllen, Texas and Columbus, Mississippi) to a former director as more fully described in the "Termination of Employment and Change of Control Arrangement" discussion. Also in April 1996, the Company executed an exclusive Distribution Agreement for the state of Texas for the Lucky Shamrock Emergency Phone Card Dispenser, a video enhanced pre-paid phone card dispenser. Utilizing the Lucky Shamrock Promotional Sweepstakes as a marketing tool, the Company sold over two million phone cards in the first six months of this new business venture. The Company will soon sell 10, 20 and 30 minute pre-paid calling cards, as well as an international calling card to service neighboring Mexico, at very competitive rates.

          The Company intends to further develop and substantially expand its business, principally by continuing its operation and expansion of the distribution of the video enhance phone card dispensers, and to a lessor extent by acquiring existing bingo facilities (for cash or for notes or for its own stock or in combination thereof) or by establishing new bingo facilities. Its ability to do so will be limited by its available liquidity and other capital resources, as to which no assurance can be given.

Results of Operations

          The Company temporarily discontinued operations in 1984 and had no further operations until December 15, 1994, at which time the Plan (see "Item
1. Description of Business - Business Development") was completed, and the Company succeeded to the business (charity bingo operations, see "Item 1. Business Development - Business") of Monitored and its affiliates. The Company's succession to the business of Monitored and its affiliates was treated as an "equity restructuring."

                          Year ended December 31, 1996
                  Compared with Year ended December 31, 1995

          Revenues include rental income from charitable organizations which lease the Company's bingo facilities, related concession and vending income, management fees from managing similar facilities for others, and beginning in 1996, phone card sales related to the video enhanced dispensers. Phone card sales were $566,764 for the year ended December 31, 1996 due to the distribution of approximately 110 phone card dispensers from June 1996 through December 1996. Management advisory fees and related concession income decreased to $18,000 and $63,006 in fiscal 1996 from $72,000 and $99,795 in fiscal 1995, respectively. Such decreases were due to the transfer of the management agreements to a former director and officer, as previously mentioned. Rental income increased by $51,423 or 11.4%. This increase was due to an increase in rental income earned in 1996 from the Company's newest location in Iuka, Mississippi (opened June 1, 1995).

            Cost of revenues represent expenses directly attributable to the operations of the phone card dispensers and operations of the bingo facilities. In total, such cost was $597,441 and $249,134 for the years ended December 31, 1996 and 1995, respectively. Cost of revenue specifically related to the phone card dispensers includes phone card and royalties cost, machine and location rental and prizes paid. Such cost was $149,404, $108,375 and $162,281, respectively, for the years ended December 31, 1996 and was due to the distribution of such dispensers beginning in June 1996, as previously mentioned. Cost of revenue specifically related to the operations of the bingo facilities represents the rental cost of such facilities. Such cost decrease by $71,753 or 28.8% as a result of the Shreveport, Louisiana facility being closed in October 1995, as previously mentioned.

          Other expenses include salaries and wages, indirect operating costs, and other general and administrative expenses. In total, such expenses were $576,405 and $582,959 for the year ended December 31, 1996 and 1995, respectively. Salaries and wages decreased by $52,768 or 20.6% as a result of a decrease in salaries related to the former director relinquishing his management position with the Company as previously mentioned. Indirect operating costs increased by $39,621 or 21.1% and this increase was due to the increase in operations with regards to the distribution of the phone card dispensers. General and administrative expenses increased by $6,594 or 4.8%. This increase was mostly attributed to the Company writing off approximately $25,000 in bad debts related to a charity which ceased conducting bingo in the current year. Such increase was partially offset by an overall decrease in overhead due to management's concerted efforts to reduce such cost in the current year.

            Principally for the reasons set forth in the three preceding paragraphs, the Company had a net loss of $48,155 for the year ended December 31, 1996 compared with a net loss of $217,837 for the year ended December 31, 1995. Included in the net loss for 1996 and 1995 is interest expense of $25,750 and $18,402, respectively.

Financial Position

          The Company's financial position changed significantly during the year ended December 31, 1996. The most significant changes were:

          (1) During 1996, the Company increased borrowings by $193,400 to fund the initial distribution of the phone card dispensers. However, the Company reduced the amount of its accounts payable, paid off a $20,000 note and made scheduled payments of other-long term debt of an additional $74,890. Related to the service of this debt, the Company renegotiated its $89,000 line of credit with a local financial institution by making a $15,000 payment and placing the balance of $74,000 on a ten-year note at prime plus 2% with a balloon payment due December 30, 2000. A second note of $60,000, which had also been an interest only instrument, was converted on January 10, 1996, to payments of $1,000 principal per month plus interest at 10.5%. Overall, the Company increased its long term-debt by approximately $99,000.

          (2) In October of 1996, the Company issued 55,400 shares of common stock. These shares were issued in consideration of deposits for phone card dispensers and in consideration of various advertising services rendered. Furthermore, in October and November of 1996, a former director exercised options to purchase 10,000 shares of common stock. These options were originally issued in return for services rendered and release of the director's employment contract as more fully described in "Termination of Employment and Change of Control Arrangement".

          (3) Approximately $45,000 was spent and capitalized as property and equipment and deferred charges and intangible assets during 1996 in connection with the expansion of the distribution of the phone card dispensers.

          (4) Adopting FAS 109 resulted in a net deferred tax asset at December 31, 1996 and 1995 of approximately $86,000 and $74,000, respectively, which was offset by recognition of a 100% valuation allowance since management could not determine that it was more likely than not that it would realize that asset.

          (5) For information on the impact of future changes in accounting principles, see Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements, appearing elsewhere herein.

Liquidity

          The Company's cash position at December 31, 1996 decreased approximately $21,000 from what it was at December 31, 1995. The Company used cash flows from operations of $173,890 in fiscal 1996 as a result of the further expansion of the distribution of the phone card dispensers. The Company provided cash flow from financing activity of $136,911 in fiscal 1996, primarily from the Company's additional borrowings from individuals.

          The Company has plans to further develop its business by continuing to expand the distribution of Lucky Shamrock Emergency Phone Card Dispensers in Texas which has generated additional cash flows for the Company.

          The Company will, however, need to obtain additional financing to achieve substantial expansion and there is no assurance that the Company will be able to obtain such additional financing.

Item 7.  Financial Statements.

          The following financial statements are included hereinafter:

     Independent Certified Public Accountants' Report

     Consolidated Balance Sheets as of December 31, 1996 and 1995

     Consolidated Statements of Loss
          for the years ended December 31, 1996 and 1995

     Consolidated Statement of Changes in Stockholders Equity for the years ended December 31, 1996 and 1995

     Consolidated Statements of Cash Flows
          for the years ended December 31, 1996 and 1995

     Summary of Significant Accounting Polices

     Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

          The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of the Company for the year ended December 31, 1996, and to the date hereof, and the period or periods during which each such director or executive officer has served in his respective position.

                                          Date of              Date of
                     Positions            Election or        Termination
   Name                 Held              Designation        or Resignation
Reid Funderburk       Chairman and CEO       12/94                 *
                      Director               12/94                 *

Henry A. Anawaty, III President and COO      12/94               04/96
                      Director               12/94               04/96

George Majewski       President              04/96                 *
                      Secretary              12/94
                      Director               12/94                 *

Robert H. Hughes      Director               12/94                 *

R. E. Wilkin          Director               12/94                 *

          * These persons presently serve in the capacities indicated opposite their respective names.

Term of Office

          The term of office of the current directors shall continue until the next annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in April of each year. The annual meeting of the Board of Directors, at which officers for the coming year are elected, immediately follows the annual meeting of stockholders.

Business Experience of Current Directors and Executive Officers

          Mr. Funderburk, age 44, began engaging in the bingo commercial lessor business in 1987. Since then, he and/or companies with which he was associated have owned and/or operated and/or managed thirteen bingo commercial lessor operations. He has been a director and executive officer of Monitored and its affiliated companies since their inception. He served as President of the Texas Bingo Commercial Lessors Association from 1989 through 1993. Mr. Funderburk has prior experience as the owner of a bank equipment and supply company and as a real estate developer.

          Mr. Majewski, age 53, has been associated with Bingo & Gaming International, Inc. and its affiliated companies and/or predecessor companies since 1989. He has prior experience as an owner of businesses in the entertainment, catering, concessions, and vending industries.

          Mr. Hughes, age 69, is a retired lawyer and a legislative consultant in Austin, Texas, spending much of his time representing various clients in the charity bingo industry.

          Mr. Wilkin, age 64, is a retired CPA and a general business consultant. He was a practicing CPA with Ernst & Whinney (now Ernst & Young), an international accounting firm, from 1957 through 1984 and a partner in such firm from 1969 through 1984. Since then, he has been involved with several start-up companies, including AmeriCredit Corporation (NYSE).

Family Relationships

          No family relationship exists between any current director or executive officer.

Compliance with Section 16(a) of the Exchange Act

          Reid Funderburk, an officer and director, disposed of 125,000 shares as gifts to various persons on February 6, 1996, as previously reported on Form 4 of April 30, 1996; 115,000 shares as gifts to various persons on April 8, 1996, as previously reported on Form 4 of April 30, 1996; 50,000 shares as gifts to various persons on May 8, 1996, as previously reported on Form 4 of November 27, 1996; and 30,000 shares as gifts to various persons on September 17, 1996 and 25,000 shares as a gift on September 27, 1996, as previously reported on Form 4 of November 27, 1996. Of these gifted shares, Mr. Funderburk has a beneficial interest in 90,000 of these shares which were given to his minor children.

          Henry Anawaty III, a former officer and director, disposed of 1,444,500 shares through the sale of stock to various persons and gifts of an additional 6500 shares to various individuals on April 16, 1996, as reported on Form 4 of April 30, 1996.

          George Majewski, an officer and director, purchased 1000 shares from Mr. Anawaty on April 16, 1996, as reported on Form 4 of November 27, 1996.

          Robert H. Hughes, a director, purchased 1,000,000 shares from Mr. Anawaty on April 16, 1996 and disposed of 500,000 shares as gifts to various individuals on April 16, 1996, as reported on Form 4 of November 27, 1996. Mr. Hughes disposed of 60,000 shares as a gift to an individual on June 6, 1996, as reported on Form 4 of November 27, 1996, and disposed of 100,000 shares through the sale of stock to an individual on December 30, 1996, as reported on Form 4 of January 17, 1997.

Involvement in Certain Legal Proceedings

          Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the
Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

               (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

               (ii)  Engaging in any type of business practice; or

               (iii) Engaging in any activity in connection with the
                     purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

          (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Item 10. Executive Compensation.

          The following table shows the cash compensation paid by the Company, as well as other compensation, for the Company's Chief Executive Officer for the fiscal years 1995 and 1996. No other executive officers were paid compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

                       Long Term Compensation
                       Annual Compensation                     Awards

Name and                                    Other Annual
Principal Position     Year  Salary  Bonus  Compensation(1)   Options/SARS (#)
Reid Funderburk        1996  $66,000  -0-    -0-                  -0-
Chairman, CEO,Director 1995  $67,917  -0-    -0-                  -0-

Bonuses and Deferred Compensation

          None other than as may be set forth in the above table.

Compensation Pursuant to Plans

          None other than as may be set forth in the above table.

Pension Table

          None; not applicable.

Other Compensation

          None other than as may be set forth in the above table.

Compensation of Directors

          No compensation was paid to non-officer directors during the year ended December 31, 1996

Termination of Employment and Change of Control Arrangement

          During 1996, there were no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

          In April 1996, an officer and director of the Company indicated an intent to divest himself of over 1,000,000 shares of stock, thereby reducing his holdings in the Company to less than 10% and relinquish his officer and director's position with the Company. In return for services rendered and release of his employment contract, the Company issued options to purchase 225,000 shares of its common stock and transferred two management agreements to him.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

          The following table sets forth the share holdings of the Company's directors and executive officers and those persons who owned more than 5% of the Company's common stock as of February 28, 1997.
                                   Number and Percentage
                                 of Shares Beneficially Owned

Name and Address

Reid Funderburk                         2,687,374(1)         31.9%
11006 Metric Blvd.
Austin, Texas  78758

Henry A. Anawaty, III                     827,722             9.8%
5910 Courtyard Drive Suite 150
Austin, Texas  78731

Robert H. Hughes                          640,000             7.6%
1506 West 13th, #12
Austin, Texas  78704

George Majewski                           539,461             6.4%
11006 Metric Blvd.
Austin, Texas  78758

R. E. Wilkin                              257,600             3.1%
4304 Kirkland Drive
Fort Worth, Texas 76109
                                         ________            ______

                  TOTALS                4,952,157            58.8%

     (1)This figure includes the following transfers to certain family members which took place on October 17, 1995, February 1, 1996 and April 8, 1996: Ashlie Funderburk 10,000 shares, 10,000 shares and 10,000 shares; Jacklyn Funderburk 10,000 shares, 10,000 shares and 10,000 shares; and Lyndsey Funderburk 10,000 shares, 10,000 shares and 10,000 shares. This figure does not include transfers to certain adult children, relatives and friends, as to which Mr. Funderburk disclaims any beneficial interest.

Changes in Control

          None during the year ended December 31, 1996.

Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others.

          During the year ended December 31, 1996, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships.

          During the year ended December 31, 1996, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management.

          During the year ended December 31, 1996, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters.

          During the year ended December 31, 1996, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.

None.

Exhibits*

                                        Where Incorporated       Page
                                          In This Report         Number

Registration Statement on Form S-1                                **
of the Securities and Exchange Commission

Annual Report on Form 10-KSB for the year ended
December 31, 1993                                                 **

     Certificate of Incorporation                                 **

     Articles of Incorporation                                    **

     Amended Certificate of Incorporation,                        **
     filed May 8, 1981

     Amended Articles of Incorporation, filed May 8, 1981         **

     Amended Certificate of Incorporation, filed March 5, 1990    **

     Proxy Statement dated February 25, 1985                      **

     Proxy Statement dated October 10, 1989                       **

Current Report on Form 8-K-A1                                     **
dated December 1, 1994

Current Report on Form 8-K                                        **
dated December 15, 1994

Annual Report on Form 10-KSB for the
Year Ended December 31, 1994                                      **

Definitive Information Statement August 7, 1995                   **

Amended Certificate of Incorporation, July 31, 1995               **

Letter to Shareholders, May 10, 1995                              **

Letter to Shareholders, August 3, 1995                            **

Letter to NASD re CUSIP Number                                    **

Annual Report on Form 10-KSB for the                              **
Year Ended December 31, 1995

Registration Statement on Form S-8                                **
of the Securities and Exchange Commission

      * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **   These documents and related exhibits have been previously filed with the Securities and Exchange Commission and by this reference are incorporated herein.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BINGO & GAMING INTERNATIONAL, INC.


Date: 4/14/97                 By:/s/Reid Funderburk
                              CEO


Date: 4/14/97                 By:/s/George Majewski
                              President

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              BINGO & GAMING INTERNATIONAL, INC.


Date: 4/14/97                 By:/s/Reid Funderburk
                              Chairman, C.E.O. & Director


Date: 4/14/97                 By:/s/George Majewski
                              Director, Treasurer


Date: 4/14/97                 By:/s/R. E. Wilkin
                              Director




                       Bingo & Gaming International, Inc.

                        Consolidated Financial Statements
                      Years Ended December 31, 1996 and 1995



Independent Certified Public Accountants' Report

Bingo & Gaming International, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of Bingo & Gaming International, Inc. (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of loss, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bingo & Gaming International, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.



March 26, 1997

                             Bingo & Gaming International, Inc.
                                Consolidated Balance Sheets
December 31,                                1996           1995

Assets

Current
 Cash and cash equivalents (Note 11)    $  53,307     $   74,062
 Accounts receivable - net of
   allowance of $-0- for
   possible losses                        175,804         43,606
 Inventory                                 54,327              -
 Note receivable (Notes 2 and 11)          40,813              -
 Deferred offering costs (Note 7)               -         25,510
 Prepaid expenses                             420          2,940

Total current assets                      324,671        146,118

Property and equipment, at cost - net
 of accumulated depreciation and
 amortization (Note 4)                    115,524        167,737

Other assets
 Note receivable (Notes 2 and 11)               -         83,000
 Organizational costs and intangible
  asset - net of accumulated
  amortization (Note 3)                    37,505         56,187
 Deposits                                  63,549         18,766

Total other assets                        101,054        157,953

                                        $ 541,249     $  471,808

Liabilities and Stockholders' Equity

Current
 Accounts payable and accrued expenses  $  110,866     $  120,181
 Current maturities of long-term debt
 (Notes 1, 5 and 11)                       122,363        117,054

Total current liabilities                  233,229        237,235
Long-term debt (Notes 1, 5 and 11)         176,002         82,801

Total liabilities                          409,231        320,036

Commitments and contingencies (Notes 6 and 7)

Stockholders' equity (Note 7)
 Common stock, $.001 par; 70,000,000
   shares authorized; 8,414,600 and
   8,349,200 shares outstanding              8,415          8,349
 Additional paid-in capital                391,539        363,204
 Deficit                                  (267,936)      (219,781)

Total stockholders' equity                 132,018        151,772

                                        $  541,249     $  471,808

                          Bingo & Gaming International, Inc.
                           Consolidated Statements of Loss
Year ended December 31,                     1996           1995
Revenue
 Phone card sales                       $  566,764     $       -
 Management advisory fees (Note 1)          18,000        72,000
 Rental income (Note 6)                    503,388       451,965
 Concession income (Note 1)                 63,006        99,795

Total revenue                            1,151,158       623,760

Cost of revenue
 Phone cards and royalties                 149,404             -
 Machine and location rental               108,375             -
 Prizes paid                               162,281             -
 Hall rental                               177,381       249,134

Total cost of revenue                      597,441       249,134

Gross margin                               553,717       374,626

Operating expenses                         227,384       187,763
Salaries                                   203,614       256,382
General and administrative expenses        145,408       138,814

Total expenses                             576,406       582,959


Operating loss                             (22,689)     (208,333)

Other income                                   284         8,898

Interest expense (Note 2)                  (25,750)      (18,402)

Net loss                            $      (48,155)  $  (217,837)

Net loss per common share           $         (.01)  $      (.03)


Weighted average shares outstanding      8,360,433     8,153,633

                         Bingo & Gaming International, Inc.
           Consolidated Statements of Changes in Stockholders' Equity

                                     Additional             Total
                              Common   Paid-In           Stockholders'
                               Stock   Capital   Deficit   Equity

Balance at January 1, 1995    $ 8,050 $148,871 $  (1,944) $154,977

Net loss for the year ended
 December 31, 1995                  -        -  (217,837) (217,837)
Issuance of stock (Note 7)        299  214,134          -  214,433
Sale of warrants (Note 7)           -      199          -      199

Balance at December 31, 1995    8,349  363,204  (219,781)  151,772

Net loss for the year ended
 December 31, 1996                  -        -   (48,155)  (48,155)
Issuance of stock (Note 7)         66   28,335         -    28,401

Balance at December 31, 1996  $ 8,415 $391,539 $(267,936) $132,018

                         Bingo & Gaming International, Inc.
                       Consolidated Statements of Cash Flow

Increase (Decrease) in Cash and Cash Equivalents

Year ended December 31,                     1996           1995
Operating Activities:
 Net loss                               $ (48,155)    $ (217,837)
 Adjustments to reconcile net loss
  to net cash used for operating
  activities:
  Depreciation and amortization            62,526         61,545
  Loss on disposal of assets                5,059              -
  Provisions for bad debt                  22,000         10,000
  Changes in current assets and
   liabilities:
   Accounts receivable                   (154,198)        (9,189)
   Inventories                            (54,327)             -
   Prepaid expenses                         2,520          1,150
   Accounts payable and accrued
    expenses                               (9,315)        40,551

Net cash used for operating
 activities                              (173,890)      (113,780)

Investing Activities:
 Purchase of property and equipment       (25,690)       (59,608)
 Proceeds from sale of equipment           19,000              -
 Increase in deferred charges and other
  assets                                  (19,273)       (20,378)
 Additions to notes receivable                  -        (83,000)
 Payments received on notes receivable     42,187              -

Cash provided by (used for) investing
 activities                                16,224       (162,986)

Financing Activities:
 Payments on long-term debt               (84,890)       (35,891)
 Proceeds from long-term debt             193,400        149,000
 Issuance of common stock                  28,401        214,433
 Sale of option/warrants                        -            199

Cash provided by financing activities     136,911        327,741

Net increase (decrease) in cash and
 cash equivalents                         (20,755)        50,975

Cash and cash equivalents at beginning
 of year                                   74,062         23,087

Cash and cash equivalents at end of
 year                                   $  53,307     $   74,062



Supplemental disclosures of cash flow information:
Taxes paid                              $   8,776     $    1,982
Interest paid                           $   9,499     $   18,402

Supplemental disclosure of non-cash investing
 and financing activities:
Reduction of long-term debt from
 sale of asset                          $  10,000     $        -
Deferred offering costs included in
 accounts payable                       $       -     $  (25,510)

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                          Bingo & Gaming International, Inc.
                   Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

Bingo & Gaming International, Inc. (the "Company") was formed in
1981 and was dormant from 1984 to November 1994.

In December 1994, the Company merged with Monitored Investment, Inc. and Affiliates (Monitored Investment, Inc., Red River Bingo, Inc., Tupelo Industries, Inc. and Meridian Enterprises, Inc., hereinafter referred to collectively as "Monitored"). Monitored's principal operations consist of developing, acquiring, managing and operating charity bingo entertainment centers. Monitored is a commercial lessor of bingo facilities to the charity lessee which utilize bingo events as a means of fund raising. The stockholders of Monitored became the controlling stockholders of the consolidated company in a transaction viewed as a "reverse acquisition", whereby each of the corporations comprising Monitored became wholly-owned subsidiaries of the Company. As a result, the merger was accounted for as an "equity restructuring" of Monitored and a purchase by Monitored of the Company.

In May 1996, the Company began distributing the Lucky Shamrock Emergency Phone Card Dispenser, a video enhanced pre-paid phone card dispenser, under an exclusive distribution agreement with Diamond Game Enterprises (Note 12). Utilizing the Lucky Shamrock Promotional Sweepstakes as a marketing tool, the Company sold over two million phone cards in its first six months of this new business venture. The Company will soon sell 10, 20 and 30 minute pre-paid calling cards, as well as an international calling card to service neighboring Mexico, at very competitive rates.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Inventories

Inventories, which consist solely of phone cards, are valued at the lower of cost or market using the first-in, first-out method.

Cash Equivalents

Cash equivalents consist primarily of funds invested in short-term interest-bearing accounts. The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

Organizational Costs and Intangible Asset

Significant expenses of bringing new locations into operation are recorded as organizational costs and amortized over periods of not more than five years. The costs include the cost of a noncompete agreement which is being amortized over five years.

Property, Equipment and Depreciation and Amortization

Property and equipment is stated at cost, net of accumulated depreciation and amortization. For financial statement purposes, depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the term of the related lease or the useful life of the leasehold improvements. Accelerated depreciation methods are used for tax purposes.

Maintenance and repairs are charged to expense as incurred. The cost of betterments and renewals are capitalized. Gains or losses upon disposal of assets are recognized in the period during which the transaction occurs.

New Accounting Pronouncements

On March 3, 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 128 "Earnings Per
Share" ("SFAS No. 128"). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings Per Share". SFAS No. 128 provides for calculation of "Basic" and "Diluted" earnings per share.
Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1997 and its implementation is not expected to have a material effect on the consolidated financial statements.


The Company accounts for stock options and warrants issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees". The Company follows FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") for financial statement disclosure purposes and issuance of options and warrants to non-employees for services rendered.

In accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. As part of this assessment, management prepares an analysis of the undiscounted cash flows for each product that has significant long-lived or intangible asset values associated with it. This analysis for the asset values as of December 31, 1996 indicated there was no impairment to these assets' carrying values.

Taxes on Income

The Company uses the liability method of accounting for income taxes as prescribed by the Financial Accounting Standard Board Statement No. 109.

Revenue Recognition

Phone card sales and rental income are recognized when earned.
Management advisory fees are recognized when services are performed.

Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding during the period. All options and warrants are considered to be antidilutive.

Reclassification

Certain amounts previously reported have been reclassified to conform to the current year presentation.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             Bingo & Gaming International, Inc.
                        Notes to Consolidated Financial Statements

1.  Related Party Transactions

The Company had $52,158 and $30,855 in notes payable to a present officer and stockholder at December 31, 1996 and 1995, respectively (Note 6). Interest paid to the present officer and stockholder was $5,689 and $3,959 in 1996 and 1995, respectively.

The Company also had transactions with Columbus Investments, Inc.
and Sharm, Inc., affiliated companies with common stockholders. Management advisory fees and concession income earned from these companies totaled $24,198 and $89,717 in 1996 and 1995, respectively.

2.  Note Receivable

The note receivable at December 31, 1996 represents advances to a company. The unsecured note is non-interest bearing. Although due on demand, the Company does not intend to make such demand and the note will be reduced by consulting services performed and royalties due to the company.

During the year ended December 31, 1996, reductions in the note balance resulted from consulting services performed by the company.
Additional reductions in the note balance resulted from royalties due tothe company under an agreement whereby the Company pays a 10% royalty on the gross profit from phone card sales (as defined in the agreement).

3.  Organizational Costs and Intangible Asset

Organizational costs and an intangible asset at December 31 consist of the following:

                                                  1996         1995
Organization costs                        $     24,415    $  30,415
Noncompete agreement                            63,678       63,678

Total                                           88,093       94,093
Less accumulated amortization                   50,588       37,906

Net organizational costs and
  intangible asset                        $     37,505    $  56,187

Amortization expense was $18,483 and $16,171 for the years ended
December 31, 1996 and 1995, respectively.

4.  Property and Equipment

Property and equipment at December 31 consist of the following:

                                  Lives
                                 (Years)            1996         1995
Furniture and equipment              10     $    109,141    $ 158,054
Leasehold improvements                5          109,817      126,106

Total                                            218,958      284,160
Less accumulated depreciation
 and amortization                                103,434      116,423

Net property and equipment                  $    115,524    $ 167,737

Depreciation and amortization expense was $44,043 and $45,374 for the years ended December 31, 1996 and 1995, respectively.

In October 1995, the Company closed a bingo facility due to competitive pressures. The net book value of the assets of the facility totaling approximately $29,000 were sold during 1996 at a loss of approximately $5,000.

5.  Long-Term Debt

Long-term debt at December 31 consists of the following:

                                                    1996         1995
Note payable to officer and stockholder;
due in monthly installments of $1,654
including interest at 10%; matures
August 19, 1997; unsecured                  $     13,301    $  30,855

Note payable to a bank, due on demand or
in monthly installments of $1,000 including
interest at 10.5%; collateralized by the
outstanding stock held by the stockholders;
matures July 5, 1997                              48,000       60,000

Non-interest bearing note payable to an
individual; matured January 24, 1996                   -       20,000


Note payable to a bank, due in monthly
installments of $1,005 including interest
at 10.5%; collateralized by the outstanding
stock held by the stockholders; maturing
with an additional lump sum payment of
$46,531 in the year 2000                          68,918       89,000

Note payable to officer and stockholder,
due on demand or in full at December 31,
1997; interest at 15%; unsecured                  21,987            -

Note payable to individuals; principal is
due in full in various dates in the year
2000; interest at 18% due in monthly
installments; unsecured                          135,000            -


Other notes payable to banks                      11,159            -

Total                                            298,365      199,855

Less current maturities                          122,363      117,054

Long-term debt                              $    176,002    $  82,801


Future maturities of long-term debt
 are as follows:

Year ending December 31,                         Amount

        1997                                $    122,363
        1998                                      10,668
        1999                                       6,792
        2000                                     158,542

        Total                               $    298,365

6.  Commitments and Contingencies

The Company leases its principal facilities and certain equipment under operating leases which expire at various dates through 1999. Future minimum lease payments under these operating leases are as follows:

Year ending December 31,                        Amount

      1997                                  $   560,786
      1998                                      501,197
      1999                                      343,300
      2000                                      330,000
      2001                                       82,500

Total minimum payments required*            $ 1,817,783


The following schedule shows the composition of total rental expense:

Year ending December 31,                           1996          1995

Minimum rentals                             $    297,633     $ 249,134
Less:  sublease rentals                           15,795             -

                                            $    281,838     $ 249,134

* Minimum payments have not been reduced by minimum sublease rentals of $31,320 due in the future under noncancellable subleases.

The Company subleases bingo facilities under operating subleases which expire at various dates in 1997. These subleases are cancelable by either party at any time.

The Company has guaranteed the lease payments of facilities operated by an associated company expiring in February 1998. At December 31, 1996, the aggregate amount of guaranteed lease payments was $102,000.

The Company has been assessed civil penalties totaling $25,000 for alleged gaming law violations. Management is vigorously contesting this claim and believes the outcome will not have a material adverse effect on the Company's financial position, income, or cash flows.

The Texas Lottery Commission requested an Opinion from the Office of the Attorney General, State of Texas, "Re: Whether the offer for sale of a sweepstakes ticket combined with a long distance telephone card constitutes an illegal lottery". On February 20, 1997, the Office of the Attorney General issued Letter Opinion No. 97-008, which sets forth facts which must be determined before the Lucky Shamrock sweepstakes can be determined to be an illegal lottery. The Company and its legal counsel believe that the Lucky Shamrock sweepstakes meets all of the requirements to be considered a legal sweepstakes.

7.  Stockholders' Equity

In October 1995, the Company completed limited offerings of 199,200 shares of common stock pursuant to Regulation D and Regulation S of the Securities Act of 1933. Net proceeds of approximately $207,000 were primarily used for general corporate needs and to develop and expand the Company's business.

The Company agreed to sell to the sales agent of the limited offering, a warrant to purchase one share of the Company's common stock for each ten (10) shares sold during the offering. These agent warrants may be exercised for a period of five years from issuance at an exercise price of 110% of the sales price of the shares. The warrants contain provisions providing for adjustment of the exercise price and the type of securities issuable upon exercise thereof upon the occurrence of certain events, and grant to the holder piggy-back registration rights for a five year period. In 1995, 19,920 of these warrants were sold at $.01 a warrant.

During 1994, Monitored executed a Share Purchase Option for $2,000 with an individual to purchase 177.18 shares of its common stock. The Share Purchase Option was subsequently amended to an option to purchase 100,000 shares of the Company's common stock for $7,000 on or before August 31, 2004. In October 1995, this option was exercised for $7,000.

The Company, as part of certain employment contracts, will grant options to purchase common stock of the Company to key employees.
The employment contracts were adopted in January 1995. The options, when granted, will vest at least 20% per year on the five anniversaries consecutively following the date of the employment agreements. The options are exercisable for a period of 10 years from the date of vesting, at a price equal to the offering price of the Company's common stock pursuant to the Disclosure Statement, plus
10% per share.  As of December 31, 1996, no options have been granted.

During 1996, the Company issued options to purchase 110,000 shares of the Company's common stock to individuals as part of certain note
agreements.   These options are exercisable at $1.00 per share, which
was the approximate fair market value at the dates of issuance. These options expire on various dates in the year 2000.

In October 1996, the Company issued 50,000 shares of common stock at $.35 per share to a corporation in consideration of deposits for the phone card dispensers. Also in October 1996, the Company issued 5,400 shares of common stock at $1.00 per share to a corporation in consideration of various advertising services rendered.

In April 1996, a director of the Company divested himself of over 1,000,000 shares of common stock thereby reducing his holdings in the Company to less than 10% and relinquished his management and director's position in the Company. In return for services rendered and release of the director's employment contract, the Company issued 225,000 stock options and transferred two management agreements to the director. These options are exercisable at $.55 per share and expire in April 2000. In October and November 1996, 10,000 of these options were exercised for $5,500.

Deferred offering costs recorded at December 31, 1995 were written-off in the year ended December 31, 1996 due to the Company not proceeding with a proposed public offering.

8.  Stock Options and Warrants

A summary of the status of the Company's stock options as of December 31, 1996 is presented below:

                                                          Weighted
                                                           Average
                                                          Exercise
                                                   1996      Price
Options outstanding at January 1                      -  $       -
Options granted                                 335,000       0.70
Options exercised                               (10,000)      0.55
Options canceled                                      -          -

Options outstanding and exercisable at
 December 31                                    325,000       0.70

The following table summaries the information about the stock options as of December 31, 1996.

                       Weighted
                        Average
            Number    Remaining    Weighted        Number    Weighted
Range of  Outstand- Contractual     Average   Exercisable     Average
Exercise    ing at        Life     Exercise            at    Exercise
Price       Dec 31      (Years)       Price        Dec 31       Price
$ 0.55     215,000           4       $ 0.55       215,000      $ 0.55
$ 1.00     110,000           4       $ 1.00       110,000      $ 1.00
$0.55-
 1.00      325,000           4       $ 0.70       325,000      $ 0.70

SFAS No. 123 requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in that Statement.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 as follows: dividends yield of 0%; expected volatility of 0%; risk-free interest rates ranging from 5.14% to 6.62%; and expected lives ranging from 0.0833 to 4 years. The weighted average fair value of options granted in 1996 was $0.07.

Under the accounting provisions of SFAS No. 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:

                                                   1996
Net loss applicable to common stockholders:
  As reported                             $     (48,155)
  Pro forma                                     (72,905)


Loss per share:
  As reported                             $        (.01)
  Pro forma                                        (.01)

At December 31, 1996 the Company has 19,920 warrants outstanding which were issued in connection with the Company's limited offering in 1995 (see Note 7). These warrants are unregistered and are exercisable at any time at $1.37 prior to expiration on October 1, 2000. No value has been attributed to these outstanding warrants at December 31, 1996.

9.  Income Taxes

Temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that give rise to significant portions of the net deferred tax asset (liability) relate to the following:

December 31,                                     1996            1995

Net operating loss carryforward          $     74,096     $    68,217
Depreciation                                   11,886           5,911
Valuation allowance                           (85,982)        (74,128)

Net deferred tax asset                   $          -     $         -


Since management can not determine that it is more likely than not that the Company will realize the deferred tax asset, a 100% valuation allowance has been recorded.

The income tax benefit differs from the amount of income tax determined by applying the applicable statutory federal tax rate to pretax loss from operations as a result of the following:

                                                   1996          1995

Tax benefit at statutory rates              $   (16,000)    $ (74,000)
Effect of net operating losses
  not currently utilizable                       16,000        74,000

Tax benefit at effective tax rates          $         -     $       -


At December 31, 1996 and 1995, the Company had, for tax reporting purposes, net operating loss carryforwards of approximately $218,000 and $201,000, respectively, available to offset future taxable income. These net tax operating loss carryforward benefits expire beginning in the year ending December 31, 2009.

10.  Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade accounts receivable.

The majority of the Company's customer base are charitable organizations located in Mississippi and retail outlets for its phone cards located in Texas. Although the Company is directly affected by the well being of the organizations, management does not believe significant credit risks existed at December 31, 1996 and 1995.

11.  Fair Value of Financial Instruments

Cash and cash equivalents. The carrying amounts at December 31, 1996 and 1995 approximate fair value because of the short maturity of those instruments.

Note receivable. Based on discounted cash flows, the fair value of the note receivable approximates its carrying value at December 31, 1996.

Long-term debt. Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt, including the current portion thereof, approximates its carrying value at December 31, 1996 and 1995.

12.  Phone Card Agreements

The Company has an exclusive distribution agreement with Diamond Game Enterprises ("DGE") within the State of Texas. The Company, as the distributor, has the exclusive right to lease and sublease the Lucky Tab II dispensers from DGE. The Lucky Tab II phone cards are purchased by the Company from DGE and sold in the dispensers. The agreement dated April 1, 1996 shall be for a term of five years, subject to early termination by either party as provided in the agreement. The agreement may be extended for an additional five year term, provided there are at least 2,000 units in operation at the end of the initial five year term.

The Company has entered into an agreement with a company to compensate the company for the assistance in obtaining the distribution agreement with DGE, via royalty payments. Royalties are calculated at 10% of the Company's net revenue from the sale of ticket based products sold through the Lucky Tab II dispenser, outside of Texas charitable bingo. The royalty is calculated monthly and payable no later than the 25th day of the immediately following month. The term of the agreement is five years from the effective date of April, 1996.

The Company has contracted with a phone company for the purchase of phone time associated with the Lucky Tabs. The term of the contract expires on December 31, 1998.