Form 10QSB
period 1997-03-31
BINGO & GAMING INTERNATIONAL INC
filed 1997-05-15
CIK 355590

                U.S. Securities and Exchange Commission
                        Washington, DC  20549

                             FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE     SECURITIES
EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1997


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

(1)  Yes  X    No                            (2)  Yes  X    No

There were 8,417,600 shares of common stock, $.001 par value, outstanding as of March 31, 1997

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

               BINGO & GAMING INTERNATIONAL, INC.
                         BALANCE SHEETS
                          (unaudited)
                                         March  31,    December 31,
                                             1997         1996
ASSETS
Cash and cash equivalents                $  95,447      $ 53,307
Accounts receivables                       183,105       175,804
Inventory                                   41,196        54,327
Prepaid expenses                             - 0 -           420
Note receivable                             26,605        40,813
  Total current assets                     346,353       324,671

Property and equipment, net                105,635       115,524
Deferreds and intangibles, Net              33,125        37,505
Other assets                                64,310        63,549

  Total Assets                            $549,423      $541,249


LIABILITIES AND STOCKHOLDERS' EQUITY
Payables                                 $ 109,690     $ 110,866
Current maturities of long-term debt       104,607       122,363
  Total current liabilities                214,297       233,229

Long-term debt                             176,002       176,002

Common stock, $.001 par value:
  Authorized - 70,000,000 shares
  Issued and outstanding - 8,417,600
  shares                                     8,418         8,415
Additional paid-in capital                 393,186       391,539
Accumulated deficit                       (242,480)     (267,936)
  Total stockholders' equity               159,124       132,018
  Total Liabilities
    and Stockholders' Equity              $549,423      $541,249

See notes to financial statements.

                  BINGO & GAMING INTERNATIONAL
                    STATEMENTS OF OPERATIONS
                          (unaudited)
                                        Three
                                     Months Ended
                              March 31,          March 31,
                               1997                1996
REVENUES:

  Phone Card Sales           $429,711           $  - 0 -
  Management Fee Income         - 0 -             18,000
  Rental Income               125,444            125,850
  Concession Income            12,765             19,959
   Total Revenue              567,920            163,809

COST OF REVENUE

  Cost of Goods Sold -
    Phone Cards               122,305              - 0 -
  Machine and Location Rental 113,885              - 0 -
  Prizes Paid                  99,109              - 0 -
  Hall Rental                  45,014             48,080
      Total Cost of Revenue   380,313             48,080

  Gross Margin                187,607            115,729

Operating Expenses             82,994             39,254
Salaries                       57,848             58,475
General and Administrative
Expenses                       11,828             18,170
      Total Expenses          152,670            115,899

  Operating Income (Loss)      34,937               (170)

Other Income                    - 0 -                168

Interest Expense                9,481              3,469

  Net Income (Loss) before
  Taxes                        25,456             (3,471)

Taxes on Income                 - 0 -              - 0 -

Net Income (Loss)             $25,456            ($3,471)

Net Income                        *                  *
     (* = less than $.01)

See notes to financial statements.

               BINGO & GAMING INTERNATIONAL, INC.
                    STATEMENTS OF CASH FLOW
                         (unaudited)
                                                 Three Months Ended
                                                      March 31,
                                               1997                1996
OPERATING ACTIVITIES
Net income (loss)                          $   25,456           $  (3,471)

Adjustments to net income (loss):

  Depreciation and amortization                14,269              15,506

  Changes to current assets and liabilities:
    Receivables                                (7,301)            12,121
    Prepaid expenses                              420              2,940
    Payables and accrued expenses              (1,176)           (29,274)
    Inventory                                  13,131              - 0 -
 Net cash provided by (used for) operating
   activities                                  44,799             (2,178)

INVESTING ACTIVITIES
Increase in deferreds and other assets           (761)            (1,002)
 Decrease in notes receivable                  14,208              - 0 -
Net cash provided by (used for) investing
   activities                                  13,447             (1,002)

FINANCING ACTIVITIES
Issuance of common stock                        1,650              - 0 -
Payments on long-term debt                    (17,756)           (32,057)
Net cash used for financing activities        (16,106)           (32,057)

CASH AND CASH EQUIVALENTS
Net increase (decrease)                        42,140            (35,237)
Balances at beginning of period                53,307             74,062
  Balances at end of period                  $ 95,447           $ 38,825

See notes to financial statements.


               BINGO & GAMING INTERNATIONAL, INC.
               NOTES TO THE FINANCIAL STATEMENTS


Note 1.   BASIS OF PRESENTATION

The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Such financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited, but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results from such interim periods. The results from interim periods are not necessarily indicative of results from full years.

Such interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. They should, therefore, be read in conjunction with the Company's consolidated financial statements which were included in the Company's Form 10-KSB for the year ended December 31, 1996.

Note 2.   INCOME TAXES

At March 31, 1997 and 1996, the Company had, for tax reporting purposes, net operating loss carryfowards of approximately $210,000 and $205,000, respectively, available to offset future taxable income. The statutory federal tax rate was 34% for the three months ended March 31, 1997 and 1996. The effective tax rate was zero due to the Company's net operating loss carryforwards as mentioned above.

Note 3.   EARNINGS PER SHARE

Net Income (loss) per share is based upon the weighted average number of shares outstanding during the periods (8,360,434 shares outstanding during the three months ended March 31, 1997 and 8,050,000 during the three months ended March 31, 1996).

Note. 4           RECLASSIFICATION

Certain amounts previously reported have been reclassified to conform to current year presentation.

 Item 2.       Managment's  Discussion and Analysis

Introduction:

During the three months ended March 31, 1996, the Company, through its wholly-owned subsidiaries Tupelo Industries, Inc., Meridian Enterprises, Inc., Monitored Investments, Inc., operated three charity bingo facilities for itself (Iuka, Mississippi, Tupelo, Mississippi, and Meridian, Mississippi) and managed two other such facilities (McAllen, Texas and Columbus, Mississippi) for two other corporations which share some common stockholders with the Company; while during the three months ended March 31, 1997, the Company operated only the three charity bing facilities for itself.

In April 1996, an officer and director of the Company indicated an intent to divest himself of over 1,000,000 shares of stock, thereby reducing his holdings in the Company to less than 10% and relinquished his management and director's position in the Company. In return for services rendered and release of the director's employment contract, the Company issued stock options to purchase 225,000 shares of its common stock and transferred the two management agreements (McAllen, Texas and Columbus, Mississippi) to him. Furthermore, in April 1996, the Company executed an exclusive Distribution Agreement for the State of Texas for a video enhanced dispenser to market pre-paid phone cards. An initial distribution of twenty-five units began in June 1996 and increased to approximately 110 units through March 31, 1997.

The Company intends to further develop and substantially expand its business, principally by continuing its operation and expansion of the distribution of the video enhance phone card dispensers, by acquiring existing bingo facilities (for cash or for notes or for its own stock or in combinations thereof) and by establishing new bingo facilities. Its ability to do so will be limited by its available liquidity and other capital resources as to which no assurances can be given.

Results of Operations:

               Three Months Ended March 31, 1997
        Compared with Three Months Ended March 31, 1996

Revenues include rental income from the charitable organizations which lease the Company's bingo facilities, management fees from managing similar facilities for others, related concession and vending income, and beginning in 1996, phone card sales related to the video enhanced dispensers. In total, such revenue was $567,920 and $163,809 for the three months ended March
31, 1997 and 1996, respectively. Phone card sales were $429,711 for the three months ended March 31, 1997 due to the distribution of approximately 110 phone card dispensers from June 1996 through March 1997. Management advisory fees and related concession income decreased by $18,000 and $7,194, respectively. Such decreases were due to the transfer of the management agreements to a former officer and director, as previously mentioned.

Cost of revenue represents expenses directly attributable to the operation of the bingo facilities and operation of the phone card dispensers. In total, such cost was $380,313 and $48,080 for the three months ended March 31, 1997 and 1996, respectively. Cost of revenue specifically related to the phone card dispensers includes phone card and royalties cost, machine and location rental and prizes paid. Such cost was $122,305, $113,885 and $99,109, respectively, for the period ended March 31, 1997 and was due to the distribution of such dispensers beginning in June 1996, as previously mentioned. Cost of revenue specifically related to the operations of the bingo facilities represents the rental cost of such facilities and such cost was $45,014 and $48,080 for the three months ended March 31, 1997 and 1996, respectively.

Other expenses include salaries and wages, indirect operating cost, and other general and administrative expenses. Such expenses were $152,670 for the three months ended March 31, 1997 and $115,899 for the three months ended March 31, 1996. The 31.7% increase was principally the result of the increase in operations with regards to the distribution of the phone card dispensers. This increase was partially offset by an overall decrease in overhead due to management's concerted efforts to reduce such cost in the current year.

Principally for the reasons set forth in the three preceding paragraphs, the Company had net income of $25,456 for the three months ended March 31, 1997 compared with a net loss of $3,471 for the three months ended March 31, 1996.


Financial Position:

During the three months ended March 31, 1997, the Company's equity increased by $27,106, such increase being principally the result of the net income for the three months. In addition, in February of 1997, a former officer and director of the Company exercised options to purchase 3,000 shares of common stock. These options were originally issued in return for services rendered and release of the employment contract as previously mentioned.

During this period, the Company reduced the amount of its accounts payable by $1,176 and made scheduled payments of long-term debt of $17,756.


Liquidity:

The Company's net cash position at March 31, 1997 increased by approximately $42,000 from what it was at December 31, 1996, primarily from the Company's increase in operations from the distribution of the phone card dispensers. The Company has plans to further develop its business by continuing to expand the distribution of the Lucky Shamrock Emergency Phone Card Dispensers in Texas.

The Company will, however, need to obtain additional financing to achieve substantial profitability and there is no assurance that the Company will be able to obtain such additional financing.

                  PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Red River Bingo has been assessed civil penalties totaling $25,000 by the State of Louisiana for alleged gaming law violations; however, no hearing date is scheduled. A motion for forfeiture of confiscated material has been filed in San Antonio with regard to the confiscation of three Lucky Shamrock Emergency Phone Card Dispensers, and an employee of a bingo hall was charged with a misdemeanor gambling offense relating to the dispensers. A hearing has been scheduled to consider these issues; however, no action has been taken. The Texas Attorney General's Office issued Letter Opinion No. 97-008, which sets forth facts which must be determined before a Promotional Sweepstakes can be determined to be an illegal lottery. These matters were thoroughly discussed in the previously filing of SEC Form 10-KSB for the Year Ended December 31, 1997, which was submitted on April 16, 1997, and is incorporated by reference.

Item 2.   Changes in Securities.

               None

Item 3.   Defaults Upon Senior Securities.

               None

Item 4.   Submission of Matters to a Vote of Security Holders.

               None

Item 5.   Other Information.

               None

Item 6.   Exhibits and Reports on Form 8-K.

               (a)  EXHIBIT

                    Annual Report on Form 10 - KSB for the year       **
                    ended December 31, 1996, filed April 16, 1997

               (b)  Reports on Form 8-K

                    None

          ** This document and related exhibits have been previously filed with the Securities and Exchange Commission and by this reference are incorporated herein.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                         BINGO & GAMING INTERNATIONAL, INC.



Dated as of  May 15,1997      By:/s/Reid Funderburk
                              -----------------------
                              Reid Funderburk
                              Chairman, C.E.O., Director


                              By:/s/George Majewski
                              -----------------------
                               George Majewski
                               President, Director, Treasurer


                              By:/s/Robert H. Hughes
                              -----------------------
                              Robert H. Hughes
                              Director