Form 10QSB
period 1997-06-30
BINGO & GAMING INTERNATIONAL INC
filed 1997-08-21
CIK 355590

                   U.S. Securities and Exchange Commission
                          Washington, DC  20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997


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

(1)  Yes  X    No                            (2)  Yes  X    No

There were 8,417,600 shares of common stock, $.001 par value, outstanding as of June 30, 1997

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                      BINGO & GAMING INTERNATIONAL, INC.
                               BALANCE SHEETS
                                (unaudited)

                                         June  30,           December 31,
                                          1997                  1996
ASSETS
Cash and cash equivalents               $  62,272             $ 53,307
Accounts receivables                      227,422              175,804
Inventory                                  54,141               54,327
Prepaid expenses                           29,922                  420
Note receivable                            15,787               40,813

  Total current assets                    389,544              324,671

Property and equipment, net               122,410              115,524
Deferreds and intangibles, Net             29,027               37,505
Other assets                               61,010               63,549

  Total Assets                          $ 601,991            $ 541,249


LIABILITIES AND STOCKHOLDERS' EQUITY
Payables                                $ 128,171            $ 110,866
Current maturities of long-term debt       88,788              122,363

  Total current liabilities               216,959              233,229

Long-term debt                            197,803              176,002

Common stock, $.001 par value:
  Authorized - 70,000,000 shares
  Issued and outstanding-8,417,600 shares   8,418                8,415
Additional paid-in capital                393,186              391,539
Accumulated deficit                      (214,375)            (267,936)
  Total stockholders' equity              187,229              132,018
  Total Liabilities
    and Stockholders' Equity            $ 601,991            $ 541,249

See notes to financial statements.

                            BINGO & GAMING INTERNATIONAL
                              STATEMENTS OF OPERATIONS
                                  (unaudited)
                                Three Months Ended         Six Months Ended
                             June 30,        June 30,   June 30,      June 30,
                              1997             1996       1997          1996
REVENUES:

  Phone Card Sales          $357,597        $ 34,499  $  787,308     $ 34,499
  Management Fee Income            0               0           0       18,000
  Rental Income              125,844         126,250     251,288      252,100
  Concession Income           14,804          16,048      27,570       36,007
   Total Revenue             498,245         176,797   1,066,166      340,606

COST OF REVENUE

  Cost of Goods Sold -
    Phone Cards              132,373          18,465     254,678       18,465
  Machine and Location Rental 89,171           6,250     203,056        6,250
  Prizes Paid                 32,180             974     131,289          974
  Hall Rental                 47,565          43,081      92,579       91,161
      Total Cost of Revenue  301,289          68,770     681,602      116,850

  Gross Margin               196,956         108,027     384,564      223,756

Operating Expenses            89,892          64,767     172,886      104,021
Salaries                      61,736          41,570     119,584      100,045
General and Administrative
  Expenses                     9,806          41,232      21,634       59,402
      Total Expenses         161,434         147,569     314,104      263,468

  Operating Income (Loss)     35,522         (39,542)     70,460      (39,712)

Other Income                   1,198              72       1,198          240

Interest Expense               8,616           3,630      18,097        7,099

  Net Income (Loss) before
    Taxes                     28,104         (43,100)     53,561      (46,571)

Taxes on Income                    0               0           0            0

Net Income (Loss)         $   28,104      $  (43,100) $   53,561   $  (46,571)

Net Income (Loss) per share        *               *           *            *
      (* = less than $.01)

See notes to financial statements.

                               BINGO & GAMING INTERNATIONAL, INC.
                                   STATEMENTS OF CASH FLOW
                                          (unaudited)
                                                  Six Months Ended
                                                  June 30,  June 30,
                                                  1997            1996

OPERATING ACTIVITIES
Net income (loss)                           $   53,561      $   (46,571)

Adjustments to net income (loss):
  Depreciation and amortization                 29,229           32,255

  Loss on sale of equipment                                       3,825
  Bad debt expense                                               25,200
  Changes to current assets and liabilities:
    Receivables                                (51,618)         (16,851)
    Prepaid expenses                           (29,502)           2,940
    Payables and accrued expenses               17,200          (35,036)
    Inventory                                      186          (19,035)
 Net cash provided by (used for) operating
        activities                              19,056          (53,273)

INVESTING ACTIVITIES
(Increase) decrease in property and equipment  (27,637)          28,195
(Increase) decrease in deferreds and other
    assets                                       2,539          (10,243)
 Decrease in notes receivable                   25,026           18,387
Net cash provided by (used for) investing
        activities                                 (72)          36,339

FINANCING ACTIVITIES
Issuance of common stock                         1,650            - 0 -
Proceeds from long-term debt                    36,061           45,000
Payments on long-term debt                     (47,730)         (50,869)
Net cash used for financing activities         (10,019)          (5,869)

CASH AND CASH EQUIVALENTS
Net increase (decrease)                          8,965          (22,803)
Balances at beginning of period                 53,307           74,062
  Balances at end of period                   $ 62,272         $ 51,259

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

Such financial statements as of June 30, 1997 and for the three months ended June 30, 1997 and 1996 and for the six months ended June 30, 1997 and 1996 are unaudited, but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results from such interim periods. The results from interim periods are not necessarily indicative of results from full years.

Such interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. They should, therefore, be read in conjunction with the Company's consolidated financial statements which were included in the Company's Form 10-KSB for the year ended December 31, 1996.

Note 2.   INCOME TAXES

At June 30, 1997 and 1996, the Company had, for tax reporting purposes, net operating loss carryfowards of approximately $200,000 and $245,000, respectively, available to offset future taxable income. The statutory federal tax rate was 34% for the six months ended June 30, 1997 and 1996. The effective tax rate was zero due to the Company's net operating loss carryforwards as mentioned above.


Note 3.   EARNINGS PER SHARE

Net Income (loss) per share is based upon the weighted average number of shares outstanding during the periods (8,360,434 shares outstanding during the six months ended June 30, 1997 and 8,349,200 during the six months ended June 30, 1996).

Note. 4           RECLASSIFICATION

Certain amounts previously reported have been reclassified to conform to current year presentation.

Item 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS

Introduction:

During the three months ended March 31, 1996, the Company, through its wholly owned subsidiaries Tupelo Industries, Inc., Meridian Enterprises, Inc., Monitored Investments, Inc., and Red River Bingo, Inc. operated three charity bingo facilities for itself (Iuka, Mississippi, Tupelo, Mississippi, and Meridian, Mississippi) and managed two other such facilities (McAllen, Texas and Columbus, Mississippi) for two other corporations which share some common stockholders with the Company.

During the three months ended June 30, 1996, an officer and director of the Company indicated an intent to divest himself of over 1,000,000 shares of stock, thereby reducing his holdings in the Company to less than 10% and relinquished his management and director's position in the Company. In return for services rendered and release of the director's employment contract, the Company issued stock options to purchase 225,000 shares of its common stock and transferred the two management agreements (McAllen, Texas and Columbus, Mississippi) to him. During the three months ended June 30, 1997 the Company operated only the three charity bingo facilities for itself.

Also during the three months ended June 30, 1996, the Company executed an exclusive Distribution Agreement for the State of Texas for a video enhanced dispenser to market pre-paid phone cards. An initial distribution of twenty-five units began in June 1996 and increased to approximately 110 units through June 30, 1997.

The Company intends to further develop and substantially expand its business, principally by continuing its operation and expansion of the distribution of the video enhanced phone card dispensers, by acquiring existing bingo facilities (for cash or for notes or for its own stock or for combinations thereof) and by establishing new bingo facilities. Its ability to do so will be limited by its available liquidity and other capital resources as to which no assurances can be given.

Results of Operations:

                        Three Months Ended June 30, 1997
                 Compared with Three Months Ended June 30, 1996

Revenues include rental income from the charitable organizations which lease the Company's bingo facilities, management fees from managing similar facilities for others, related concession and vending income, and beginning in 1996, phone card sales related to the video enhanced dispensers. In total, such revenue was $498,245 and $176,797 for the three months ended June 30, 1997 and 1996, respectively. Phone card sales from the distribution of approximately 110 phone card dispensers were $357,597 for the three months ended June 30, 1997 compared to the same three month period in 1996.

A decrease of 17% in phone card sales occurred from the first quarter to the second quarter. This is due to the discontinuance of a location in the El Paso region in March 1997. This location was set up as a retail outlet for phone card dispensers, and sales for this location were reported at retail, whereas, most other sales are wholesale transactions..

Cost of revenue represents expenses directly attributable to the operation of the bingo facilities and operation of the phone card dispensers. In total, such cost was $301,289 and $68,770 for the three months ended June 30, 1997 and 1996, respectively. Cost of revenue specifically related to the phone card dispensers includes phone card and royalties cost, machine and location rental and prizes paid. Such cost were $253,724 and $25,689 for the three months ended June 30, 1997 and 1996, respectively. This increase was because the initial distribution of the phone card dispensers did not begin until June of 1996, as previously mentioned. Cost of revenue specifically related to the operations of the bingo facilities represents the rental cost of such facilities and such cost were $47,565 and $43,081 for the three months ended June 30, 1997 and 1996, respectively.

The second quarter shows an increase in phone card cost of goods sold. This is attributable to the change from a one-minute phone card to a two-minute phone card which increased phone card cost by 8%.

The decrease in the second quarter of 1997 in machine and location rental, as well as the decrease in prizes paid, can be attributed to the discontinuance of the El Paso location. The location incurred both a machine rental expense and a location rental expense. Discontinuing the El Paso location also reduced prizes paid significantly. This is attributable to the fact that the El Paso location was treated as a retail outlet for phone card sales, therefore making it necessary to account for prizes paid out.

Other expenses include salaries and wages, indirect operating cost, and other general and administrative expenses. Such expenses were $161,434 for the three months ended June 30, 1997 and $147,569 for the three months ended June 30, 1996. The 9.4% increase was principally the result of the increase in operations with regards to the distribution of the phone card dispensers. This increase was partially offset by an overall decrease in overhead due to management's concerted efforts to reduce such cost in the current year. This effort to decrease overhead has been successful.

Principally for the reasons set forth in the three preceding paragraphs, the Company had net income of $28,104 for the three months ended June 30, 1997 compared with a net loss of $43,100 for the three months ended June 30, 1996.

                              Six Months Ended June 30, 1997
                        Compared with Six Months Ended June 30, 1996

Revenues were $1,066,165 for the six months ended June 30, 1997 and $340,606 for the six months ended June 30, 1996. The 213% increase was principally the result of the matters more fully described in the above "Three Months Compared with Three Months" discussion.

Cost of revenues were $681,602 and $116,850 for the six months ended June 30, 1997 and 1996, respectively. This 483.3% increase was principally the result of the increase in costs associated with the distribution of the phone card dispensers as more fully described in the above "Three Months Compared with Three Months" discussion.

Other expenses were $314,104 and $263,468 for the six months ended June 30, 1997 and 1996, respectively. The 19.2% increase was principally the result of the matters more fully described in the above "Three Months Compared with Three Months" discussion.

The Company had net income of $53,560 for the six months ended June 30, 1997 compared with a net loss of $46,571 for the six months ended June 30, 1996.

The significant changes in revenue and related expenses are explained in the above paragraphs under the three-months ended analysis.

Financial Position:

During the six months ended June 30, 1997, the Company's equity increased by $55,211, such increase being principally the result of the net income for the six months. In addition, in February of 1997, a former officer and director of the Company exercised options to purchase 3,000 shares of common stock. These options were originally issued in return for services rendered and release of the employment contract as previously mentioned.

During this period, the Company reduced the amount of its accounts payable by $17,305 and made scheduled payments of long-term debt of $47,730.

Liquidity:

The Company's net cash position at June 30, 1997 increased by approximately $9,000 from what it was at December 31, 1996, primarily from the Company's increase in distribution of the phone card dispensers. The Company has plans to further develop its business by continuing to expand the distribution of the phone card dispensers in Texas.

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



                                   BINGO & GAMING INTERNATIONAL, INC.


Dated as of  August 19,1997        By:/s/Reid Funderburk
                                   ----------------------------------
                                   Reid Funderburk
                                   Chairman, C.E.O., Director


                                   By:/s/George Majewski
                                   ----------------------------------
                                   George Majewski
                                   President, Director, Treasurer


                                   By:/s/Ray Wilkin
                                   ----------------------------------
                                   Ray Wilkin
                                   Director