Form 10QSB
period 1997-09-30
BINGO & GAMING INTERNATIONAL INC
filed 1997-11-21
CIK 355590

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the transition period from ________________ to ____________________

                     Commission File No.    0-10519

                 Bingo & Gaming International, Inc.
             (Name of Small Business Issuer in its Charter)

       OKLAHOMA                                  73-1092118
(State or Other Jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)


                     13581 Pond Springs Rd. Ste 105
                             Austin, Texas  78729
                (Address of Principal Executive Offices)

                         11006 Metric Boulevard
                         Austin, Texas  78758
             (Former Address of Principal Executive Offices)


                             (512) 335-0065
            (Issuer's Telephone Number, including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  X    No                            (2)  Yes  X    No
There were 8,417,600 shares of common stock, $.001 par value, outstanding as of September 30, 1997.


PART I  --  FINANCIAL INFORMATION

Item 1.        Financial Statements.

                   BINGO & GAMING INTERNATIONAL, INC.
                             BALANCE SHEETS
                               (unaudited)
                                          September  30,       December 31
                                               1997                1996
ASSETS
Cash and cash equivalents                   $   42,837          $   53,307
Accounts Receivables                           243,887             175,804
Inventory                                       23,300              54,327
Prepaid Expenses                                26,487                 420
Note Receivable                                  8,188              40,813
  Total current assets                         344,699             324,671

Property and equipment, net                    113,858             115,524
Deferreds, intangibles, and                     25,495              37,505
Other assets, net                               67,260              63,549

  Total Assets                                $551,312            $541,249

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables                                      $117,668            $110,866
Other accrued expenses                             396
Current maturities of long-term debt            56,313             122,363
  Total current liabilities                    174,377             233,229

Long-term debt                                 219,401             176,002

Common stock, $.001 par value:
  Authorized - 70,000,000 shares
  Issued and outstanding - 8,417,600 shares      8,418               8,415
Additional paid-in capital                     393,187             391,539
Retained income (deficit)                     (244,071)           (267,936)
  Total stockholders' equity                   157,534             132,018
  Total Liabilities
    and Stockholders' Equity                  $551,312            $541,249

See notes to financial statements.

                   BINGO & GAMING INTERNATIONAL, INC.
                        STATEMENTS OF OPERATIONS
                             (unaudited)
                                    Three Months Ended  Nine Months Ended
                                       September 30,       September 30,
                                      1997       1996      1997     1996
Revenues:
  Phone Card Sales                $ 323,458 $ 150,748 $1,110,766 $185,247
  Management Fee Income                   0         0          0   18,000
  Rental Income                     125,844   125,844    377,132  377,944
  Concession Income                  20,285    15,880     47,855   51,887
   Total Revenue                    469,587   292,472  1,535,753  633,078

Cost of Revenue:

  Cost of Goods-Phone Cards         147,487    30,909    402,165   49,374
  Machine and Location Rental        50,908    24,896    253,964   31,146
  Prizes Paid                        54,838    61,578    186,127   62,552
  Hall Rental                        61,565    43,080    154,143  134,241
   Total Cost of Revenue:           314,798   160,463    996,399  277,313

  Gross Margin:                     154,789   132,009    539,354  355,765

Operating Expenses                  106,950    49,364    279,836  153,385
Salaries                             61,693    46,221    181,277  146,266
General andAdministrative Expenses    5,835    27,383     27,469   86,785
   Total Expenses                   174,478   122,968    488,582  386,436

   Operating Income(Loss)           (19,689)    9,041     50,771  (30,671)

Other Income                              0        10      1,198      250

Interest                             10,010     6,478     28,104   13,577

  Net Income (Loss) before Taxes    (29,699)    2,573     23,865  (43,998)

Taxes on Income                           0         0          0        0

Net Income (Loss)                  $(29,699)   $2,573    $23,865 $(43,998)

Net Income (Loss) per share             *          *          *        *

(* = less than $.01)
See notes to financial statements.

                   BINGO & GAMING INTERNATIONAL, INC,
                         STATEMENTS OF CASH FLOW
                             (unaudited)
                                                Nine Months Ended
                                                  September 30,
                                               1997          1996
OPERATING ACTIVITIES
Net income                                       $23,865    $   2,574
Adjustments to net income:
  Depreciation and amortization                   44,113       45,119
  Changes to current assets and liabilities:
    Receivables                                  (68,083)     (39,352)
    Prepaid expenses                             (26,067)         440
    Payables and accrued expenses                  7,198        6,989
    Inventory                                     31,027      (23,796)
  Net cash provided by (used for)
    operating activities                          12,053       (8,026)

INVESTING ACTIVITIES
Increase in property and equipment               (30,437)     (10,050)
Increase in deferreds and other assets            (3,711)      (5,770)
Decrease in notes receivables                     32,625       22,137
Net cash provided by (used for)
  investing activities                            (1,523)       6,317

FINANCING ACTIVITIES
Issuance of common stock                           1,651            0
Proceeds from long term debt                      31,997      154,400
Payments on long term debt                       (54,648)     (72,831)
Net cash provided by (used for)
  financing activities                           (21,000)      84,569

CASH AND CASH EQUIVALENTS
Net increase (decrease)                          (10,470)      39,225
Balances at beginning of period                   53,307       74,062
  Balances at end of period                    $  42,837    $ 113,287

See notes to financial statements.

                    BINGO & GAMING INTERNATIONAL, INC.
                    NOTES TO THE FINANCIAL STATEMENTS


Note 1.  BASIS OF PRESENTATION

The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Such financial statements as of September 30, 1997 and for the three months ended September 30, 1997 and September 30, 1996 and for the nine months ended September 30, 1997 and September 30, 1996 are unaudited, but, in management's opinion, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results from such interim periods. The results from interim periods are not necessarily indicative of results from full years.

Such interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. They should, therefore, be read in conjunction with the Company's consolidated financial statements which were included in the Company's Form 10-KSB for the year ended December 31, 1996.

Note 2.  INCOME TAXES

At September 30, 1997 and 1996, the Company had, for tax reporting purposes, net operating loss carryfowards of approximately $200,000 and $245,000, respectively, available to offset future taxable income. The statutory federal tax rate was 34% for nine months ended September 30, 1997 and 1996. The effective tax rate was zero due to the Company's net operating loss carryfowards as mentioned above.

Note 3.  EARNINGS PER SHARE

Net Income (loss) per share is based upon the weighted average number of shares outstanding during the periods (8,417,600 shares outstanding during the nine months ended September 30, 1997 and 8,349,200 during the nine months ended September 30, 1996).

Note 4.  RECLASSIFICATION

Certain amounts previously reported have been reclassified to conform to current year presentation.

              MANAGEMENT'S DISCUSSION AND ANALYSIS

Introduction:

During the three months ended March 31, 1996, the Company, through its wholly owned subsidiaries Tupelo Industries, Inc., Meridian Enterprises, Inc., Monitored Investments, Inc., and Red River Bingo, Inc. operated three charity bingo facilities for itself (Iuka, Mississippi, Tupelo, Mississippi, and Meridian, Mississippi) and managed two other such facilities (McAllen, Texas and Columbus, Mississippi) for two other corporations which share some common stockholders with the Company

During the three months ended June 30, 1996, an officer and director of the Company indicated an intent to divest himself of over 1,000,000 shares of stock, thereby reducing his holdings in the Company to less than 10% and relinquished his management and director's position in the Company. In return for services rendered and release of the director's employment contract, the Company issued stock options to purchase 225,000 shares of its of its common stock and transferred the two management agreements (McAllen, Texas and Columbus, Mississippi) to the him. During the three months ended September 30, 1997 the Company operated only the three charity Furthermore, in April 1996, the Company executed an exclusive Distribution Agreement for the State of Texas for a video-enhanced dispenser to market one-minute emergency phone cards. The Company began placing the dispensers in June 30, 1996 and by September 30, 1996; approximately 50 had been placed and were in operation.

During the three months ended September 30, 1997, the following events occurred with regard to the Company's distribution of pre-paid phone card dispensers. The Company increased the number of dispensers on location from 110 to 134, as the result of placing them in various locations through a vending route operator. During this quarter, the Company's exclusive Distribution Agreement for the State of Texas with Diamond Game Enterprises ("Diamond") for their prepaid phone card dispensers was changed to a non-exclusive distribution agreement by Diamond. As a result, the Company sought to secure an exclusive Distribution Agreement with another manufacturer of similar prepaid phone card dispensers. Effective September 18, 1997, the Company executed an Exclusive Distribution Agreement with Cyberdyne Systems, Inc., to distribute their phone card dispensers. The new agreement grants exclusivity for the United States and Canada. Consequently, the Company began returning Diamond's dispensers in anticipation of replacing them with those of Cyberdyne as of September 30, 1997. Initial distribution of the new dispenser will not begin until October 1, 1997.

The Company intends to further develop and substantially expand its business, principally by continuing its operation and expansion of the distribution of the video enhanced phone card dispensers; and to a lessor extent by acquiring existing bingo facilities (for cash or for notes or for its own stock or in combination thereof) or by establishing new bingo facilities. Its ability to do so will be limited by its available liquidity and other capital resources as to which no assurances can be given.

Results of Operations:

                  Three Months Ended September 30, 1997
           Compared with Three Months Ended September 30, 1996

Revenues include rental income from the charitable organizations which lease the Company's bingo facilities, management fees from managing similar facilities for others, related concession and vending income, and beginning in 1996, phone card sales related to the video enhanced dispensers. In total, such revenue was $469,587 and $292,472 for the three months ended September 30, 1997 and 1996, respectively. Phone Card sales from the distribution of approximately 134 phone card dispensers were $323,458 for the three months ended September 30, 1997 compared to $150,748 for the same three month period in 1996.

Costs of revenue represent expenses directly attributable to the operation of facilities, and operation of the phone card dispensers. In total, such cost was $314,798 and $160,463 for the three months ended September 30, 1997 and 1996, respectively. Cost of revenue specifically related to the phone card dispensers includes phone cards and royalties cost, machine and location rental and prizes paid. Such costs were $253,234 and $117,383 for the three months ended September 30, 1997 and 1996, respectively. This increase was because the initial distribution of the phone dispensers did not begin until June of 1996, as previously mentioned. Cost of revenue specifically related to the operations of the bingo facilities represents rental costs of such facilities, such cost were $61,564 and $43,080, for the three months ended September 30, 1997 and 1996, respectively.

Other expenses include salaries and wages, indirect operating cost, and other general and administrative expenses. Such expenses were $174,478 and $122,968 for the three months ended September 30, 1997 and 1996, respectively. The 42% increase was principally the result of the increase in operations with regards to the distribution of phone card dispensers and an increase in salaries due to additional personnel.

Principally for the reasons set forth in the five preceding paragraphs, the Company had a net loss of $29,699 for the three month ended September 30, 1997 compared with a net income of $2,573 three months ended September 30, 1996.

                  Nine Months Ended September 30, 1997
           Compared with Nine Months Ended September 30, 1996

Revenues were $1,535,753 for the nine months ended September 30, 1997 and $633,078 for the nine months ended September 30, 1996. The 143% increase was principally the result of the matters more fully described in the above "Three Months Compared with the Three months" discussion.

Cost of revenue represents $996,399 and $277,313 for the nine months ended September 30, 1997, and 1996, respectively. This 259.3% increase was principally the result of the increase in cost associated with the distribution of the phone card dispensers as more fully described in the above "Three Months Compared with Three Months" discussion.

Other expenses were $488,582 and $386,436 for the nine months ended September 30, 1997 and 1996, respectively. The 26.4% increase was principally the result of the matters more fully described in the above "three months compared with three months" discussion.

The Company had a net income of $23,865 for the nine months ended September 30, 1997 compared with a net loss of $43,998 for the nine months ended September 30, 1996.

The significant changes in revenue and related expenses are explained in the above paragraphs under the three month ended analysis.

Financial Position:

During the nine months ended September 30, 1997, the Company's equity increased by $25,516, such increase being principally the result of the net income for the nine months. In addition, in February of 1997, a former officer and director of the Company exercised options to purchase 3,000 shares of common stock. These options were originally issued in return for services rendered and release of the employment contract as previously mentioned.

Liquidity:

The Company's net cash position at September 30, 1997 decreased by approximately $10,500 from what it was at December 31, 1996, primarily from the Company's costs related in the increase in distribution of phone cards. The Company's plans to further develop its business by continuing to expand the distribution of the phone card dispensers inside and outside of Texas.

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

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         On September 24, 1997, the Company held its Annual Meeting of Stockholders in Austin, Texas. Stockholders of record at the close of business on September 2, 1997 were entitled to vote at the meeting. By a unanimous vote of the stockholders present in person and by proxy, the following individuals were elected to the Board of Directors to serve until the next Annual Meeting: W. Reid Funderburk, George Majewski, R. E. Wilkin, Rick Redmond, and Robert H. Hughes. At a Board of Directors Meeting immediately following the Annual Stockholders Meeting, the Directors unanimously elected the following individuals to serve as officers of the corporation: W. Reid Funderburk, Chairman and C.E.O.; George Majewski, President and C.O.O.; Clay McCalla, Vice-President; and Robert Chappell, Secretary and Treasurer.

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  EXHIBIT

              None

         (b)  Reports on Form 8-K

              None

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  BINGO & GAMING INTERNATIONAL, INC.


Dated as of November 19, 1997     By:/s/Reid Funderburk
                                  -----------------------------
                                  Reid Funderburk
                                  C.E.O., Chairman, Director


                                  By:/s/George Majewski
                                  -----------------------------
                                  George Majewski
                                  President, Director


                                  By:/s/R. E. Wilkin
                                  -----------------------------
                                  R. E. Wilkin
                                  Director


                                  By:/s/Rick Redmond
                                  -----------------------------
                                  Rick Redmond
                                  Director


                                  By:/s/Robert Chappell
                                  -----------------------------
                                  Robert Chappell
                                  Secretary, Treasurer