Form 10KSB
period 1997-12-31
BINGO & GAMING INTERNATIONAL INC
filed 1998-04-15
CIK 355590

U.S. Securities and Exchange Commission
                          Washington, D. C.  20549

                               FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

     For the calendar year ended December 31, 1997

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

                        13581 Pond Springs Rd.  Suite 105
                             Austin, Texas 78729
                    (Address of Principal Executive Offices)

                   Issuer's Telephone Number:  (512) 335-0065

                              11006 Metric Blvd.
                              Austin, Texas 78758
           (Former name or former address, if changed since last report)

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

     (1)   Yes  X    No            (2)   Yes  X    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent calendar year: December 31, 1997 - $ 2,212,164

The Exhibit Index commences on page **.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 31, 1998-$3,805,343. There are approximately 4,686,384 shares of common voting stock of the Registrant held by non-affiliates.

                  (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

Not Applicable.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               March 31,  1998

                     8,516,809 shares of common stock

                     DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in
Item 13 of this Report.

Transitional Small Business Issuer Format   Yes   X    No ___

                             TABLE OF CONTENTS

                                                            Page
                                                           Number

Item 1.  Description of Business                              *

Item 2.  Description of Property                              *

Item 3.  Legal Proceedings                                    *

Item 4.  Submission of Matters to a Vote of Security Holders  *

Item 5.  Market for Common Equity and Related Stockholder
         Matters                                              *

Item 6.  Management's Discussion and Analysis                 *

Item 7.  Financial Statements                                 *

Item 7a, Qualitative and Quantitative Disclosures About
         Market Risk                                          *

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                  *

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the
         Exchange Act                                         *

Item 10. Executive Compensation                               *

Item 11. Security Ownership of Certain Beneficial Owners and
         Management                                           *

Item 12. Certain Relationships and Related Transactions       *

Item 13. Exhibits and Reports on Form 8-K                     *

                                    PART I

Item 1.  Description of Business.

Business Development.

          For a description of the business development of Bingo & Gaming International, Inc., an Oklahoma corporation, (the "Company") from inception to the end of its calendar year ended December 31, 1996, see its Annual Report on Form 10-KSB for the calendar year ended December 31, 1996, filed with the Securities and Exchange Commission on April 17, 1997, which is incorporated herein by this reference. See the Exhibit Index, Part III, Item 13 of this report.

Business

          Since approximately December 1994, the Company has been engaged in the business of owning and operating, as commercial lessors, charity bingo locations of their own and in the past operated similar locations for other owners. In May 1996, the Company began distributing prepaid phone card vending machines in the State of Texas. Currently, the Company conducts its prepaid phone card sales in Texas, Oklahoma and Washington.

          The Company's revenues are generated primarily from the rental of bingo facilities in the charitable bingo industry and the sale of prepaid phone cards through the industry's most unique dispenser.

          Through its wholly-owned subsidiaries, Tupelo Industries, Inc. ("Tupelo"), Meridian Enterprises, Inc. ("Meridian"), and Red River Bingo, Inc. ("Red River"), the Company has operated as a sub-lessor of real property to charitable bingo operations in Texas, Mississippi, and Louisiana. The current operations consist of three bingo halls located in Meridian, Iuka, and Tupelo, Mississippi. Additionally, the Company through Monitored Investments, Inc. ("Monitored") has managed similar bingo operations for others in Texas, Louisiana and Mississippi.

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

          The charity bingo business is regulated by the states in which such businesses are operated. Charity operators and commercial lessors must be licensed, and the amount that can be paid by charity operators to commercial lessors as lease expense is established by the states. Specifically, such lease expense is the result of a certain amount session times a certain number of sessions per day times a certain number of days per week. In Mississippi, where the Company operates, commercial lessor licenses are one-year renewable licenses. There are no assurances that the Company's licenses will be continually renewed; however, the Company's operations are well managed and operated within the applicable rules and regulations. The Company has never been denied a commercial lessor's license.

          The Company is subject to Regulation 14A of the Securities and Exchange Commission, which regulates proxy solicitations. Section 14(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

          The Company is also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

          Management believes that these obligations will increase the Company's annual legal and accounting costs, but it is expected that current assets will be sufficient to meet these costs.

          The charitable bingo industry is highly competitive because all of the businesses in the industry compete for the amounts that can or will be wagered, and many of the businesses in the industry have far greater financial and other resources than does the Company. In Mississippi, riverboat dockside gambling is legal and has proliferated on the Mississippi Gulf Coast and Mississippi River. The three bingo facilities operated by the Company are not located in close proximity to any casinos. While there are competitive pressures in certain markets from time to time, the Company does not believe that competition is a significant factor in its current business locations.

          In 1996, the Company was introduced to an innovation in the prepaid telephone card industry; the sale of prepaid phone cards through dispensers that allow the consumer to enter a free promotional sweepstakes offering cash prizes of $1 to $1,000. At the present time, this constitutes only a fraction of the estimated $1 billion and ever growing telecard industry. It is estimated that the prepaid phone card industry will reach sales of $2 billion by the year 2000; however, this estimate is based on numerous factors, such as the current regulatory and competitive environments, which are subject to change and are beyond the Company's control.

          In May 1996, the Company began distributing the Lucky Shamrock Emergency Phone Card Dispenser, a video enhanced prepaid phone card dispenser, under an exclusive distribution agreement with Diamond Game Enterprises, Inc.. In August, 1997, the Company by mutual agreement with Diamond Game Enterprises, Inc. terminated its exclusive distribution agreement. In October, 1997, the Company executed an exclusive distribution agreement with Cyberdyne Systems, Inc. for a prepaid phone card dispenser utilizing their patented cartridge-based technology. The Lucky Strike Prepaid Phone Card Dispenser ("Dispenser") is an exciting method of marketing prepaid phone cards. The Dispenser itself resembles a Las Vegas style machine with a video screen and chrome housing; however, the equipment is simply a machine for the vending of pre-printed phone cards. To further enhance the sales of the phone cards, the Company utilizes a promotional sweepstakes offering cash prizes from $1 to $1,000 which are paid at the retail location of the dispenser.

          The promotional sweepstakes portion of the phone card contains nine symbols or numbers. A winning portion contains three like symbols or numbers in a row or nine like symbols or numbers. When the phone card is purchased, the Dispenser, through data contained on a cartridge, thermally prints, dispenses and then displays this same arrangement of icons on the video screen and indicates whether the game piece contains a sweepstakes winning combination.

          As with all promotional sweepstakes (e.g., McDonald's Monopoly
Game), no purchase is necessary to enter the sweepstakes. The Company offers up to three methods of obtaining free entries: from the retail location, from the Company by sending a self-addressed envelope and from the Company utilizing a Business Return Mail post card. The Lucky Strike machines currently vend two-minute or three-minute emergency phone cards for the price of $1.00.

          The long distance time, accessed through a 1-800 number and PIN number, is supplied by a third party reseller. The Company sells the Lucky Strike Prepaid Phone Cards to the retail location on terms of net 30 or whenever a new supply is needed, whichever comes first. In Texas, the Company places the dispensers directly at the location. However, in Oklahoma, the dispensers are placed through a distribution agreement with Prestige Distributing Inc. of Guthrie, Oklahoma.

          Currently, 276 dispensers are in use throughout the states of Texas, Oklahoma and Washington. Most of the machines are located in charitable bingo halls and Indian bingo facilities, but some are located in bars and bowling alleys.

          PrePaid Plus, Inc. ("PPI"), a Texas corporation, is a new subsidiary of the Company. The corporation was formed in 1997 to focus on the booming prepaid telephone card industry. The Company, through PPI, will now concentrate its resources in the growing prepaid phone card industry and de-emphasize the bingo hall aspect of its operations. To this end, the Company executed a stock purchase agreement in February 1998, which is subsequent to the period covered by this report, to sell its three bingo halls in Mississippi to American Bingo & Gaming Corporation. Proceeds from the sale of Tupelo and Meridian will be used to purchase additional Dispensers, reduce certain debts and provide additional working capital. See the caption:
"Management's Discussion and Analysis and Plan of Operation", Part 1, Item 6 of this report.

          Although there is little competition in this segment of the prepaid phone card industry, the Company feels its personnel and customer service will propel it ahead of any competition. The proprietary methods, procedures and processes developed by the Company, since its entry into the market, will form the basis of the expansion plan in new territories.

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

          Additionally, the Company is subject to the same laws, rules and regulations, and ordinances to which other businesses are subject. The Company believes that it is in substantial compliance with all of such laws, rules and regulations, and ordinances. There is, however, no assurance that such laws, rules and regulations, and ordinances will not be changed. Such changes, if any, could have a material adverse effect on the Company's business.

          At March 31, 1998, the Company had one part-time and nine full-time employees. The Company's relationship with all of its employees is believed to be satisfactory. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.

          The Company's Dispensers are manufactured solely by Cyberdyne Systems, Inc. of Phoenix, Arizona. Cyberdyne has been manufacturing related equipment since 1987, and it has diversified into such other areas as gaming and finite pull tab dispensers. Although the Company depends on this one source for its product, the manufacturer is financially sound and has been in operation for over ten years. Two sources supply the thermal paper used in the Dispensers, and the Company currently relies on two resellers of long distance service for the phone time. Over 70% of the Company's phone card revenue comes from Prestige Distributing, Inc., in Oklahoma. The Company is currently seeking opportunities in other states besides Texas and Oklahoma in order to diversify its operating area. Ten dispensers are currently in operation in Washington, and the Company expects to expand rapidly there.

          The Company intends to expand and further develop its business.
It will, however, need to obtain additional financial wherewithal in order to be able to do so.

Subsequent Events

          In February 1998, the Company executed a Stock Purchase Agreement with American Bingo & Gaming Corporation ("ABG") to sell Tupelo and Meridian to ABG for cash and restricted stock. The due diligence period for the contemplated sale expires on April 30, 1998. The proceeds from the sale of the Company's subsidiaries will provide it with additional liquidity, allow it to purchase additional phone card dispensers and to decrease the outstanding debt. If the sale is completed, the final terms and documents relating to the sale will be incorporated as an exhibit in the SEC Form 10-QSB for the quarter ending March 31, 1998.

          On March 6, 1998, the Company executed a Master Lease Agreement with Southworth Capital Management, LLC, ("Southworth") of Memphis, Tennessee, whereby Southworth provided 125 Dispensers to the Company. The monthly lease amount on the Dispensers is $23,125 ($185 monthly per Dispenser), and the term of the lease is 36 months. The Master Lease Agreement is accompanied by a Warrant Agreement between Southworth and the Company, whereby Southworth may exercise warrants for 125,000 shares of unregistered, restricted stock at the exercise price of $1.25; 125,000 shares of unregistered, restricted stock at the exercise price of $1.50 and 125,000 shares of unregistered, restricted shares at the exercise price of $3.00. These warrants expire on March 6, 2003.

Item 2.  Description of Property.

          The Company leases and does not own any of its locations.
Meridian occupies a 13,000 square foot bingo facility located at 2306 North Frontage Road, Meridian, Mississippi. Tupelo occupies an 11,800 square foot bingo facility located at 1800 North Gloster, Tupelo, Mississippi. Tupelo also leases a 16,000 square foot bingo facility located at 2243 Highway 25, South, Iuka, Mississippi. Additionally, the Company leases a 4,000 square foot space at College Park Shopping Center, Meridian, Mississippi. And the Company occupies a 3,000 square foot warehouse and general office suite located at 13581 Pond Springs Road, Suite 105, Austin, Texas. All of such locations are well-maintained, well-equipped, and suitable for their intended purposes. Management believes that all of the leased properties are adequately covered by insurance. No material renovations are currently contemplated for these leased properties. The properties are superior to those of competing bingo halls in the area, according to appraisals conducted for the Company for submission to the Mississippi Gaming Commission. The office/warehouse properties are well situated and easily accessible by major thoroughfares.

     Lease Description     Expiration   Option To   Monthly      Option
                             Date        Renew        Rent        Rent
     Casino Bingo         02/28/99        None        $6650
     Meridian, MS

     Magnolia Bingo       12/31/98        5 Years     $3750    10% Increase
     Tupelo, MS                                                plus
                                                               incrementals

     Tishomingo Bingo     05/30/98        3 Years     $3000    No increase
     Iuka, MS

     College Park         08/31/98        5 Years     $2455    $6.50-$8.50
     Meridian, MS                                              sq. foot

     General Office, #104 09/30/01        None        $1125-$1200
     General Office, #105 05/31/01        None        $1110-$1185
     Austin, Texas

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

          One of the Monitored companies was assessed civil penalties totaling $25,000 in 1995 by the State of Louisiana for alleged charitable gaming law violations. Management vigorously contested this claim, and Louisiana's Charitable Gaming Division canceled a hearing scheduled on this matter in 1996. No further correspondence has been received from the State of Louisiana and management believes that no future action will be forthcoming that could have a material adverse affect on the Company, particularly since there have been no operations in Louisiana since 1995.

          In December 1996, four Dispensers were confiscated from a San Antonio, Texas, bingo hall by the San Antonio Police Department. Although the Company was not charged with any violation of the law, the operator of the bingo hall was cited with a misdemeanor gambling offense. The Company retained counsel for this individual, and charges against her were dropped.
A Motion for Forfeiture was filed by the San Antonio Police in 1997. In a Final Judgment of County Court #5, Bexar County, Texas, a settlement was reached on September 11, 1997, wherein the dispensers were returned to the Company without a finding of law or fact.

Item 4.  Submission of Matters to a Vote of Security Holders.

          On September 24, 1997, the Company held its Annual Meeting of Stockholders in Austin, Texas. A Definitive Proxy Statement, which is included by reference, was filed with the Securities and Exchange Commission on September 5, 1997. At that meeting, the election of the Board of Directors was submitted to the Stockholders, and the Directors listed in Part III, Item 9 were elected unanimously. No other matters were submitted to the Stockholders.

                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

          The Company's Common Stock, $.001 par value, is traded on the OTC Electronic Bulletin Board under the symbol "BING". The following table shows the range of reported high and low closing bid quotations for the Company's Common Stock, for the fiscal periods indicated, as reported on the NASD OTC Electronic Bulletin Board.

                               Common Stock
                               High        Low
Fiscal 1996
   First Quarter              1.25        0.50
   Second Quarter             1.50        0.50
   Third Quarter              1.375       0.625
   Fourth Quarter             1.625       0.8125

                                  Common Stock
                               High            Low

Fiscal 1997:
   First Quarter              1.375            0.75
   Second Quarter             1.125            0.25
   Third Quarter              0.625            0.188
   Fourth Quarter             0.688            0.375

Fiscal 1998:
   First Quarter              1.75             0.344

          Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail mark-ups, markdowns or commissions.

Shareholders

          The number of record holders of the Company's common stock as of December 31, 1997, was approximately 337; such number does not include an indeterminate number of stockholders whose shares were held by brokers in street name, and of which the Company is not aware. As of March 31, 1998, there were approximately 342 unrestricted stockholders.

Dividends

          There are no present material restrictions that limit the ability of the Company to pay dividends on its common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

          On June 1, 1995, the Company issued 199,200 shares of common stock at a price of $1.25 per share to certain foreign investors pursuant to a claim of exemption under Regulation "D" and Regulation "S" of the Securities and Exchange Commission under the Securities Act of 1933. The net proceeds to the Company were $207,000. The proceeds were used for working capital to support the Company's expansion of operations. In connection with this offering, the Company sold 19,920 warrants at $0.01 per warrant to the issuing agent.

Item 6.  Management's Discussion and Analysis and Plan of Operations.

     Selected Financial Information

          The following selected financial information has been derived from the financial statements of the Company. It should be read in conjunction with such financial statements and the notes thereto.

                                       Year ended                 Year ended
                                       December 31,               December 31,
                                           1997                    1996
Statement of Income:
  Total revenues                          $2,212,164             $1,151,158
  Cost of revenues                        (1,397,056)              (597,441)
  Total expenses                            (730,677)              (576,406)
  Operating income (loss)                     84,431                (22,689)
  Net income (loss)                           43,432                (48,155)
  Net income (loss) per common share             .01                   (.01)

                                            December 31,        December 31,
                                              1997                   1996

Balance Sheet:
  Current assets                            $434,713               $324,671
  Current liabilities                        556,950                233,229
  Total assets                               961,223                541,249
  Long-term debt                             227,162                176,002
  Stockholders' equity                       177,111                132,018

Plan of Operation

          During the year ended December 31, 1996, the Company operated three charity bingo centers. Casino Bingo in Meridian, Mississippi, commenced business in June 1992. Magnolia Bingo in Tupelo, Mississippi, commenced business in June 1992. Tishomingo Bingo in Iuka, Mississippi, began operating in June 1995.

          In April 1996, the Company transferred two management agreements (McAllen, Texas and Columbus, Mississippi) to a former director as more fully described in the "Termination of Employment and Change of Control Arrangement" discussion. Also, in April 1996, the Company executed an exclusive Distribution Agreement for the state of Texas for the Lucky Shamrock Emergency Phone Card Dispenser, a video enhanced prepaid phone card dispenser. As previously discussed, this Distribution Agreement was mutually terminated in August 1997. Between August and December 1997, all of the 134 Lucky Shamrock Emergency Phone Card Dispensers were returned to Diamond Game Enterprises, Inc.

          In October 1997, the Company executed an Exclusive Distribution Agreement with Cyberdyne Systems, Inc. to distribute the Lucky Strike Prepaid Phone Card Dispenser, which is based on Cyberdyne's patented cartridge based technology. This agreement provides for the Company to have the exclusive distribution rights for the United States and Canada for five years with two five year options. Distribution of the Lucky Strike Prepaid Phone Cards began in October 1997, and by March 31, 1998, over 275 dispensers were in operation in Texas, Oklahoma and Washington.

          The Company intends to further develop and substantially expand its business, principally by continuing the operation and expanding the distribution of the video enhanced phone card Dispensers. The Company will locate distributors, operators and chain retailers to market our products. In addition, the Company will market the product directly to the retail location, where this is preferable. The Company will utilize various avenues to locate and communicate with these entities including: trade shows, trade magazines, trade organizations, direct mail, internet site, E-mail and industry contacts. Each territory has its own unique set of marketing characteristics; however, the Company will target among others the following retailers: bingo halls, bars and taverns, pool halls, bowling alleys, truck stops, major public transportation centers, adult game arcades, prepaid phone card routes, amusement/vending routes, convenience stores, and fraternal organizations.

          The prepaid phone card industry has grown to over a $1 billion a year business in the few years since its inception, and it has been estimated that by the year 2000 the sale of telecards will exceed $2 billion; however, this estimate is based on numerous factors, such as the current regulatory and competitive environments, which are subject to change and are beyond the Company's control. Approximately nine million (9,000,000) phone cards were sold by the Company between October 1997, when the first Cyberdyne Lucky Strike Phone Card Dispensers were received, and March 31, 1998. Of this amount, two-thirds, or just under six million (6,000,000), were sold in the first quarter of 1998, which is subsequent to the period covered by this report.

          The Company anticipates placing additional dispensers each month for the remainder of the 1998 fiscal year. Based on estimated sales of $250 per day (current sales average are above this amount) per dispenser and the current rate of profitability, the Company believes each dispenser will generate a minimum of $375 monthly net income after all expenses and contribution for corporate overhead; however, no assurance can be made that the Company will be able to meet these estimates.

          A Stock Purchase Agreement, which could result in the sale of the three bingo facilities operated by two of the Company's subsidiaries, has been executed. The proceeds from this sale, if completed, would provide the Company with additional liquidity. The terms of the sale provide for payment of cash and shares of restricted stock of the purchasing company. This cash infusion would be utilized to purchase additional prepaid phone card dispensers, to reduce certain debts, and to provide working capital to develop additional markets for the Dispensers.

          Additional dispensers will also be distributed by selling them directly to vending and amusement route operators. Results from recent trade show appearances indicate that more dispensers can be sold directly to the customer with the Company continuing to sell the replacement cartridges. In the first quarter of 1998, which is subsequent to the period covered by this report, the Company executed a leasing agreement for 125 of the dispensers, and it will continue to use this avenue to increase the number of dispensers on location in the remainder of the fiscal year.

          If the Stock Purchase Agreement is not consummated or additional leasing or financing arrangements are not executed, then the Company's ability to increase the number of income producing Dispensers will be limited by its available liquidity and other capital resources, as to which no assurance can be given.

Results of Operations

                           Year ended December 31, 1997
                     Compared with Year ended December 31, 1996

          Revenues include rental income from charitable organizations which lease the Company's bingo facilities, related concession and vending income, management fees from managing similar facilities for others, and beginning in 1996, phone card sales related to the video enhanced dispensers. Phone card sales were $1,621,748 for the year ended December 31, 1997, compared to $566,764 for the year ended December 31, 1996. This increase of $1,054,984 (186%) was the result of twelve month's of revenue from the phone card dispensers for 1997 compared to seven months in the previous year. In 1996, the number of dispensers in operation increased throughout the year beginning in June, while in 1997, the number of machines in operation was relatively stable throughout the year. Sales of phone cards in Oklahoma, which began in November 1997, were also greater on a per dispenser basis than those in Texas, which resulted in increased overall sales. Rental income remained consistent at $498,776 for fiscal year 1997 compared with $503,388 for fiscal year 1996. Concession income decreased to $54,013 in 1997 from $63,006 for the prior year. Three new sources of income were realized in fiscal year 1997 including $19,330 in phone card dispenser sales, $9,242 in phone card dispenser rentals, and $9,055 in phone card commissions.

          Cost of revenues represent expenses directly attributable to the operations of the phone card dispensers and operations of the bingo facilities. In total, such cost was $1,397,056 and $597,441 for 1997 and 1996, respectively.

          Cost of revenue specifically related to the phone card dispensers includes phone card and royalties costs, machine and location rental, prizes paid and machine sales cost. Phone card and royalty costs were $581,393 for the year ending December 31, 1997, compared to $149,404 for the previous year. This 289% increase was due to the sale of phone cards for the twelve months in 1997 compared to seven months for the prior year, as discussed above. Additionally, phone costs increased in 1997, when the prepaid phone cards were changed from a one-minute card to a two-minute card beginning in June 1996, as previously mentioned. This increase also included a write-off of $46,042 of obsolete inventory associated with the former phone card dispensers. Machine and location rental costs were $323,798 in fiscal year 1997 compared
with $108,375 in fiscal year 1996.   This 199% increase was the result of the
rental of machines for twelve months in 1997 compared to seven months in 1996, as discussed above. In 1997, prizes paid increased to $273,497 from $162,281 in 1996. Prizes paid reflects the amount paid to winners from dispensers operated directly by the Company, rather than those operated by the retail location. This 89% increase is the result of operating the dispensers for twelve months in 1997 as compared to seven months in 1996. In 1997, some dispensers were sold to retail operators at a cost of $16,660. As discussed previously , this is a new source of revenue in 1997.

          Cost of revenue specifically related to the operations of the bingo facilities represents the rental cost of such facilities, which rose to $201,708 in fiscal year 1997 compared to $177,381 in 1996. Such cost increased by $24,327, or 14%, as a result of a new lease at the Meridian bingo facility with increased monthly rental amounts and an annual increase in rents at the Tupelo bingo facility.

          Other expenses include salaries and wages, indirect operating costs, and other general and administrative expenses. In total, such expenses were $730,677 and $576,406 for the year ended December 31, 1997 and 1996, respectively. Salaries and wages increased by $49,405 or 24.3% as a result of hiring additional staff. Accounting costs increased by $29,624, or 119%, which was the result of higher audit costs, costs associated with the installation of new accounting software and outsourcing accounting services for a portion of 1997. From 1996 to 1997, legal costs increased $39,370, or 193%, which was the result of seeking legal counsel concerning promotional sweepstakes in new territories, preparation of the distribution agreement, and costs associated with the preparation of documents for the Annual Meeting of Shareholders. Bad debts of $36,287 were expensed in 1997 compared to approximately $25,000 in 1996. This increase can be attributed to the increased sales volume and the determination to discontinue relationships with some retail locations. Consulting fees increased in 1997 by $25,185 (81%), as a result of some of these costs being for a partial year in 1996 versus a full year in 1997. Travel related expenses increased by 130% to $43,112, which resulted from the cost of distributing the dispensers, costs associated with changing to a new dispenser, twelve months versus seven months of prepaid phone card activity, and expanding the Company's operating territory. Cost savings were experienced in office rental costs of $8,804 (36%) and in other areas.

          Principally, for the reasons set forth in the three preceding paragraphs, the Company had a net income of $43,432 for 1997 compared with a net loss of $48,155 for 1996. Included in the net income (loss) for 1997 and 1996 is interest expense of $40,999 and $25,750, respectively.

Financial Position

          The Company's financial position improved slightly during the year as it had a net income of $43,432 for 1997 compared with a net loss of $48,155 for 1996. Additionally, during 1997, operating activities, certain investment activities, and financing activities provided cash inflows of $389,672; however, cash and cash equivalents were virtually the same at December 31, 1997, as they were at December 31, 1996, inasmuch as $389,045 was used to purchase additional equipment. Such equipment purchases included $341,530 for 82 Lucky Strike prepaid phone card dispensers as the Company continued to develop and expand its sweepstakes-enhanced prepaid telephone card business.

          The Company's working capital (current assets less current liabilities) position also improved slightly during the year; $131,835 at December 31, 1997, (after adjustment to give effect to the expectation that $254,072 of accounts payable - other, representing vendor short term financing for the purchase of certain equipment, will be refinanced with long-term debt or leasing arrangements during 1998) compared with $91,442 at December 31, 1996.

SFAS No. 130, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has addressed the requirements of SFAS No. 130 and no material impact on the financial statements is expected.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders. Generally, certain financial information is required to be reported on the basis that it is used internally for evaluating performance of an allocation of resources to operating segments. The Company has not yet determined to what extent the standard will impact its current practice of reporting operating segment information.

Liquidity

          The Company intends to substantially expand its sweepstakes-enhanced prepaid phone card business during 1998. It had 276 Dispensers placed and operating at March 31, 1998, and it would like to place and have operating an additional 375 Dispensers by December 31, 1998. The actual rate of expansion will be dependent on (1) the number of Dispensers that the Company's supplier can manufacture and make available and (2) the number of Dispenser purchases/leases that the Company can internally fund and/or otherwise finance with either borrowing or leasing arrangements or through the sale of Dispensers directly to the retail operator.

          It is expected that the proposed sale, if consummated, of the three bingo halls will provide sufficient funding to purchase approximately 125 Dispensers. A leasing arrangement or financing will be sought for an additional 125 Dispensers, and net cash flow will support the purchase of the remaining 125 machines.

          At the present level of Dispensers currently in operation, the Company anticipates substantially increased earnings in the 1998 Fiscal Year. As stated earlier, its rate of growth will depend on the availability of either borrowing or leasing opportunities, the sale of the bingo halls, and the number of Dispensers it can sell directly to retail operators. No assurance can be given that the Company can arrange such additional financing or that the sale of the bingo halls will be consummated.

Item 7.  Financial Statements.

          The following financial statements are included hereinafter:
                                                                     Page No.

     Independent Certified Public Accountants' Report                     **

     Independent Certified Public Accountants' Report                     **

     Consolidated Balance Sheets as of December 31, 1997 and 1996         **

     Consolidated Statements of Income (Loss)
          for the years ended December 31, 1997 and 1996                  **

     Consolidated Statement of Changes in Stockholders' Equity
          for the years ended December 31, 1997 and 1996                  **

     Consolidated Statements of Cash Flows
          for the years ended December 31, 1997 and 1996                  **

     Notes to Consolidated Financial Statements                           **

Item 7(a).  Qualitative and Quantitative Disclosures About Market Risk.

     The Company's market capitalization on March 31, 1998, was less than $2.5 billion, and therefore, information responsive to the items should be included in the report on from 10-KSB for the fiscal year December 31, 1998.

                     BINGO & GAMING INTERNATIONAL, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1997 AND 1996

Bingo & Gaming International, Inc.
Austin, Texas

                    Independent Auditors' Report

We have audited the consolidated balance sheet of Bingo & Gaming
International, Inc. (the "Company") as of December 31, 1997, and the related consolidated statements of income (loss), changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bingo & Gaming International, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.
/s/Brown, Graham & Company, P.C.
Georgetown, Texas
March 31, 1998

Bingo & Gaming International, Inc.
Austin, Texas

          Independent Certified Public Accountant's Report

We have audited the accompanying consolidated balance sheet of Bingo & Gaming International, Inc. (the "Company") as of December 31, 1996, and the related consolidated statements of loss, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bingo & Gaming International, Inc. as of December 31, 1996, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. /s/BDO Seidman, LLP
March 26, 1998
Houston, Texas

                        BINGO & GAMING INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                            DECEMBER 31, 1997 AND 1996
                                     Assets

                                              1997              1996
   Current assets
      Cash and cash equivalents             $  53,934         $  53,307
      Accounts receivable - trade             347,029           175,804
      Inventories                              19,811            54,327
      Note receivable                           7,494            40,813
      Prepaid expenses                          6,445               420

         Total current assets                 434,713           324,671

   Property and equipment, at cost - net of
    accumulated depreciation and amortization 456,945           115,524

   Other assets
      Organizational costs and intangible
      assets - net of accumulated amortization 19,705            37,505
      Deposits                                 49,860            63,549

         Total other assets                    69,565           101,054

            Total assets                   $  961,223     $     541,249

                      Liabilities and Stockholders' Equity

   Current liabilities
      Accounts payable - trade and accrued
        expenses                           $  180,862     $     110,866
      Accounts payable - other                253,190             -
      Current maturities of long-term debt    122,898           122,363

         Total current liabilities            556,950           233,229

   Long-term debt, net of current maturities  227,162           176,002

         Total liabilities                    784,112           409,231

   Stockholders' equity
      Common stock, $.001 par; 70,000,000
       shares authorized; 8,418,602 and
       8,414,600  issued and outstanding        8,418             8,415
      Additional paid-in capital              393,197           391,539
      Retained earnings (deficit)            (224,504)         (267,936)

         Total stockholders' equity           177,111           132,018

            Total liabilities and
            stockholders' equity            $ 961,223     $     541,249

         See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                        BINGO & GAMING INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF INCOME ( LOSS)
                      YEARS ENDED DECEMBER 31, 1997 AND 1996
                                               1997              1996
   Revenue
      Phone card sales                     $ 1,621,748     $     566,764
      Management advisory fees                   -                18,000
      Rental income                            498,776           503,388
      Concession income                         54,013            63,006
      Machine sales                             19,330             -
      Other                                     18,297             -

         Total revenue                       2,212,164         1,151,158

   Cost of revenue
      Phone cards and royalties                581,393           149,404
      Machine and location rental              323,798           108,375
      Prizes paid                              273,497           162,281
      Hall rental                              201,708           177,381
      Machines sold                             16,660             -

         Total cost of revenue               1,397,056           597,441

   Gross margin                                815,108           553,717

   Expenses:
      Operating expenses                       136,055           227,384
      Salaries                                 232,444           203,614
      General and administrative expenses      362,178           145,408

         Total expenses                        730,677           576,406

   Operating income (loss)                      84,431           (22,689)

   Other income                                  -                   284

   Interest expense                            (40,999)          (25,750)

   Net income (loss)                         $  43,432         $ (48,155)

   Basic and diluted income (loss) per
   common share                              $    0.01        $   (0.01)

   Weighted average shares outstanding       8,421,086         8,360,433

            See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                       BINGO & GAMING INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1998
                                              Additional   Retained
                                     Common    Paid-in     Earnings
                                     Stock     Capital     (Deficit)  Total
Balance at December 31, 1995     $8,349       $363,204     $(219,781)$151,772

Net loss                            -              -         (48,155) (48,155)
Issuance of stock                    66         28,335           -     28,401

Balance at December 31, 1996      8,415        319,539      (267,936) 132,018

Net income                          -              -          43,432   43,432
Issuance of stock                     3          1,658           -      1,661

Balance at December 31, 1997     $8,418       $393,197     $(224,504)$177,111

                       BINGO & GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                                                 1997              1996
   Operating Activities:
      Net income (loss)                       $ 43,432         $ (48,155)
      Adjustments to reconcile net income
      (loss) to net cash from operating
      activities:
         Depreciation and amortization          65,425            62,526
         Loss on disposal of assets              -                 5,059
         Provisions for bad debts               36,287            22,000
         Changes in current assets and liabilities:
            Accounts receivable               (207,512)         (154,198)
            Inventories                         34,516           (54,327)
            Prepaid expenses                    (6,025)            2,520
            Accounts payable - trade and
            accrued expenses                    69,995            (9,315)

               Net cash  from operating
               activities                       36,118          (173,890)

   Investing Activities:
      Purchase of property and equipment      (135,855)          (25,690)
      Proceeds from sale of equipment            -                19,000
      Increase (decrease) in other assets       13,689           (19,273)
      Payments received on notes receivable     33,319            42,187

         Cash from investing activities        (88,847)           16,224

   Financing Activities:
      Payments on long-term debt               (95,414)          (84,890)
      Proceeds from long-term debt             147,109           193,400
      Issuance of common stock                   1,661            28,401

         Cash from financing activities         53,356           136,911

   Net increase (decrease) in cash and cash
   equivalents                                     627           (20,755)

   Cash and cash equivalents at beginning of
   year                                         53,307            74,062

   Cash and cash equivalents at end of year $   53,934     $      53,307

   Supplemental disclosures of cash flow information:
      Interest paid                         $   39,470     $       9,499
      Taxes paid                            $    3,179     $       8,776

   Supplemental disclosure of non-cash investing
      and financing activities:
         Reduction of long-term debt from
         sale of assets                     $    -         $      10,000
         Proceeds from vendor financing of
         equipment purchases                $  253,190     $       -

            See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                 BINGO & GAMING INTERNATIONAL, INC.
                  NOTES TO THE FINANCIAL STATEMENTS
               YEARS ENDING DECEMBER 31, 1997 AND 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business and basis of presentation

Bingo & Gaming International, Inc. (the "Company") was formed in 1981 and was dormant from 1984 to November, 1994.

In December, 1994, the Company acquired Monitored Investment, Inc., and Affiliates (Monitored Investment, Inc., Red River Bingo, Inc., Tupelo Industries, Inc., and Meridian Enterprises, Inc., hereinafter referred to collectively as "Monitored"). Monitored's principal operations consist of developing, managing and operating charity bingo entertainment centers. Monitored is a commercial lessor of bingo facilities to charity lessees which utilize bingo events as a means of fund raising. The stockholders of Monitored became the controlling stockholders of the consolidated company in a transaction viewed as a "reverse acquisition", whereby each of the corporations comprising Monitored became wholly-owned subsidiaries of the Company. As a result, the merger was accounted for as an "equity restructuring" of Monitored.

In May, 1996, the Company began distributing the Lucky Shamrock Emergency Phone Card Dispenser, under an exclusive agreement with Diamond Game Enterprises. This agreement was terminated by the mutual consent of the parties in October 1997.

In October 1997, the Company began distributing and selling the Lucky Strike Phone Card Dispenser, a video enhanced prepaid phone card dispenser under an exclusive distribution agreement for five years with two successive five year options to renew with Cyberdyne Systems, Inc.

In October 1997, PrePaid Plus, Inc. ("PPI"), a Texas corporation, was acquired under the purchase method. PPI is a wholly owned subsidiary of the Company. The corporation was formed for the purpose of transacting the prepaid telephone card dispenser operations.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounts receivable

The Company follows the direct write-off method of expensing accounts receivable when considered uncollectible. The effect of using this method (as compared to an allowance method) on the statement of income is immaterial.

Inventories

Inventories, which consist solely of phone cards, are valued at the lower of cost or market using the first-in, first-out method.

Cash equivalents

Cash equivalents consist primarily of funds invested in short-term interest-bearing accounts. The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

Significant expenses of bringing new locations into operation are recorded as organizational costs and amortized over periods of not more than five years. Such costs also include the cost of a noncompete agreement which is being amortized over five years.

Property, equipment and depreciation and amortization

Property and equipment are stated at cost, net of accumulated depreciation and amortization. For financial statement purposes, depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the term of the related lease or the useful life of the leasehold improvements. Accelerated depreciation methods are used for tax purposes.

Maintenance and repairs are charged to expense as incurred. The cost of betterments and renewals are capitalized. Gains or losses upon disposal of assets are recognized in the period during which the transaction occurs.

New accounting pronouncements

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings Per Share". SFAS No. 128 provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. The provisions of this pronouncement have been reflected in the accompanying financial statements.

The Company accounts for stock options and warrants issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees". The Company follows FASB Statement 123, "Accounting for Stock - Based Compensation" ("SFAS No. 123") for financial statement disclosure purposes and issuance of options and warrants to non-employees for services rendered.

In accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. As part of this assessment, management prepares an analysis of the undiscounted cash flows for each product that has significant long-lived or intangible asset values associated with it. This analysis for the asset values as of December 31, 1997, indicated there was no impairment to these assets' carrying values.

SFAS No. 130, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has addressed the requirements of SFAS No. 130 and no material impact on the financial statements is expected.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders. Generally, certain financial information is required to be reported on the basis that it is used internally for evaluating performance of an allocation of resources to operating segments. The Company has not yet determined to what extent the standard will impact its current practice of reporting operating segment information.

Taxes on income
The Company uses the liability method of accounting for income taxes as prescribed by the Financial Accounting Standard Board Statement No. 109.

Revenue recognition
Phone card and machine sales as well as rental income are recognized when earned.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company had $47,342 and $52,158 in notes payable to a present officer and stockholder at December 31, 1997 and 1996, respectively. Interest paid to the present officer and stockholder was $2,618 and $5,689 in 1997 and 1996, respectively.

The Company also had transactions with Columbus Investments, Inc. and Sharm, Inc., affiliated companies with common stockholders. Management advisory fees and concession income earned from these companies totaled $24,198 in 1996. No transactions between the companies occurred during 1997.

NOTE 3 - NOTE RECEIVABLE

The note receivable at December 31, 1997, represents advances to an unrelated entity. The unsecured note is non-interest bearing. Although due on demand, the Company does not intend to make such demand and the note will be reduced by consulting services performed and royalties due to the other entity.

During the year ended December 31, 1997, reductions in the note balance resulted from consulting services performed by the entity. Additional reductions in the note balance resulted from royalties due to the entity under an agreement whereby the Company pays a 10% royalty on the gross profit from phone card sales (as defined in the agreement).

NOTE 4 - ORGANIZATIONAL COSTS AND INTANGIBLE ASSET

Organizational costs and an intangible asset at December 31 consist of the following:

                                                    1997      1996
     Organization costs                           $ 24,415  $ 24,415
     Noncompete agreement                           63,678    63,678

           Total                                    88,093    88,093
            Less accumulated amortization           68,388    50,588

           Net organizational costs and intangible
           asset                                  $ 19,705  $ 37,505

Amortization expense was $17,800 and $18,483 for the years ended December 31, 1997 and 1996, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31 consist of the following:

                                         Lives
                                         (Years)     1997          1996

     Vehicles                           7         $   32,558  $    -
     Furniture and equipment            5-10         465,628     109,141
     Leasehold improvements             5            109,818     109,817

       Total                                         608,004     218,958
     Less accumulated depreciation
       and amortization                              151,059     103,434

       Net property and equipment                 $  456,945  $  115,524

Depreciation and amortization expense was $47,625 and $44,043 for years ended December 31, 1997 and 1996, respectively.

As of December 31, 1997, accounts payable other included $253,190 for the purchase of machines. It is the intention of management to refinance this liability with long-term debt.

In October 1995, the Company closed a bingo facility due to competitive pressures. The net book value of the assets of the facility totaling approximately $29,000 were sold during 1996 at a loss of approximately $5,000.

NOTE 6 - LONG-TERM DEBT
                                                      1997      1996
Long-term debt at December 31 consists of the following:

     Note payable to officer and stockholder;
     interest at 10%; matured August 19, 1997;
     unsecured                                      $     -     $  13,301

     Note payable to a bank, due on demand or
     in monthly installments of $1,000 including
     interest at 10.5%; collateralized by the
     outstanding stock held by certain stockholders;
     matures July 5, 2000                               34,495     48,000

     Note payable to a bank, due in monthly
     installments of $1,005 including interest
     at 10.5%; collateralized by the outstanding
     stock held by certain stockholders; maturing
     with an additional lump sum payment of
     $17,498 due December 30, 2000                      53,663     68,918

     Note payable to officer and stockholder,
     due on demand or in full at December 31,
     1998; interest at 15%; unsecured                   10,857     21,987

     Note payable to individuals; principal is
     due in full on various dates in the year
     2000; interest at 18% due in monthly
     installments; unsecured                           110,000    135,000

     Note payable to officer and stockholder;
     Interest at 14%; matures September 24, 1998;
     unsecured                                          25,000      -

     Note payable to officer and stockholder;
     due in monthly installments of $1,037
     including interest at 15%; matures
     August 22,1998; unsecured                          11,485      -

     Note payable to a bank in monthly
     installments of $558 including interest
     at 8.5%; collateralized by 1997 Ford truck         19,754      -

     Note payable to a bank; due in monthly
     installments of $1,867 including interest
     at 11%; collateralized by phone card dispensers    36,872      -

     Note payable to a bank; due in monthly
     installments of $1,561 including interest
     at prime plus 2% adjusted monthly;
     collateralized by phone card dispensers            45,725      -

     Other notes payable to banks                        2,209     11,159

     Total                                             350,060    298,365

     Less current maturities                           122,898    122,363

     Long-term debt                                  $ 227,162  $ 176,002

Future maturities of long-term debt are as follows:

          Year Ending
          December 31

         1998                                               $ 122,898
         1999                                                  69,721
         2000                                                 157,441

         Total                                              $ 350,060

NOTE 7 - COMMITMENTS

The Company leases its principal general offices and bingo facilities. The leases expire at various dates through 1999. Future minimum lease payments are as follows:

      Year Ending
     December 31
         1998                                                $ 181,160
         1999                                                   50,920
         2000                                                   30,120
         2001                                                   21,675

            Total                                            $ 283,875

The following schedule shows the composition of total rental expense:

      Year Ending
     December 31
                                                   1997        1996
         Minimum rentals                          $ 252,613 $ 297,633
         Less sublease rentals                       32,399    15,795

         Total                                    $ 220,214 $ 281,838

An agreement between the Company and Diamond Game Enterprises to lease the Lucky Shamrock Phone Card Dispensers was terminated by the mutual consent of the parties in August 1997. The termination of this agreement resulted in a substantial decrease in the future minimum lease payments as compared to the amounts reported in the year ended December 31, 1996.

The Company subleases bingo facilities under operating subleases that expire at various dates in 1998. These subleases are cancelable by either party at any time.

The Company has been assessed civil penalties totaling $25,000 by the State of Louisiana for alleged gaming law violations. Management is vigorously contesting this claim and believes the outcome will not have a material adverse effect on the Company's financial position, income, or cash flows. The Company ceased all operations in the State of Louisiana in 1995.

The Texas Lottery Commission requested an Opinion from the Office of the Attorney General, State of Texas, "Re: Whether the offer for sale of a sweepstakes ticket combined with a long distance telephone card constitutes an illegal lottery". On February 20, 1997, the Office of the Attorney General issued Letter Opinion No. 97-008, which sets forth facts that must be determined before the Lucky Strike sweepstakes can be considered to be an illegal lottery. The Company and its legal counsel believe that the Lucky Strike sweepstakes meets all of the requirements to be considered a legal sweepstakes.

The Company entered into an agreement for one year terminating in December 1998 with a local company that provides long distance phone cards for the Lucky Strike Phone Card Dispensers in December 1997. This agreement replaces a previous agreement with another local provider of long distance phone cards that terminated by the mutual consent of the parties in December
1997.

In October 1997, the Company executed an exclusive distribution agreement with Cyberdyne Systems, Inc. for the prepaid phone card dispensers with an initial term of five years including two successive five year options to renew.

The Company has guaranteed the lease payments of facilities operated by an associated company expiring in February 1998. At December 31, 1996, the aggregate amount of guaranteed lease payments was $17,000.

NOTE 8 - STOCKHOLDERS' EQUITY

In October 1995, the Company completed limited offerings of 199,200 shares of common stock pursuant to Regulation D and Regulation S of the Securities Act of 1933. Net proceeds of approximately $207,000 were primarily used for general corporate needs and to develop and expand the Company's business.

The Company agreed to sell to the sales agent of the limited offering, a warrant to purchase one share of the Company's common stock for each ten (10) shares sold during the offering. These warrants may be exercised for a period of five years from issuance at exercise price of 110% of the sales price of the shares. The warrants contain provisions providing for adjustment of the exercise price and the type of securities issuable upon exercise thereof upon the occurrence of certain events, and grant to the holder piggy-back registration rights for a five year period. In 1995, 19,920 of these warrants were sold at $.01 a warrant.

 The Company, as part of certain employment contracts, will grant options to key employees to purchase common stock of the Company. The employment contracts were adopted in January 1995. The options, when granted, will vest at least 20% per year on the five anniversaries consecutively following the date of the employment agreements. The options are exercisable for a period of 10 years from the date of vesting, at a price equal to the offering price of the Company's common stock pursuant to the Disclosure Statement, plus 10% per share. As of December 31, 1997, no options have been granted.

During 1996, the Company issued options to purchase 110,000 shares of the Company's common stock to individuals as part of certain note agreements. These options are exercisable at $1.00 per share, which was the approximate fair market value at the dates of issuance. These options expire on various dates in the year 2000.

In October 1996, the Company issued 50,000 shares of common stock at $.35 per share to a corporation in consideration of deposits for the phone card dispensers. Also, in October 1996, the Company issued 5,400 shares of common stock at $1.00 per share to a corporation in consideration of various advertising services rendered.

In April 1996, a director of the Company divested himself of over 1,000,000 shares of common stock thereby reducing his holdings in the Company to less than 10% and relinquished his management and director's position in the Company. In return for services rendered and release of the director's employment contract, the Company issued 225,000 stock options and transferred two management agreements to the director. These options are exercisable at $.55 per share and expire in April, 2000. In October and November 1996, 10,000 of these options were exercised for $5,500.

In December 1997, the Company issued options to purchase 300,000 shares of the Company's common stock to individuals as part of certain consulting agreements. These options are exercisable at $.60 per share which was the approximate fair market value at the date of issuance. These options expire on various dates in the years 1998 through 2000.

Deferred offering costs recorded at December 31, 1995, were written-off in the year ended December 31, 1996, due to the Company not proceeding with a proposed public offering.

NOTE 9 - STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's stock options as of December 31, 1997, is presented below:

                                                               Weighted
                                                               Average
                                                               Exercise
                                                     1997        Price
     Options outstanding at December 31, 1996       325,000      $    .70
     Options granted                                300,000           .70
     Options exercised                                -                -
     Options canceled                                 -                -
         Options outstanding and
         exercisable at December 31                 625,000      $    .70

The following table summarizes the information about the stock options as of December 31, 1997:

                            Weighted
                            Average    Weighted                 Weighted
               Number      Remaining    Average   Number        Average
     Range of  Outstand-  Contractual  Exercise  Exercisable    Exercise
     Exercise   ing at        Life        Price       At          Price
       Price    Dec. 31      Years  (Total Shares) Dec. 31(Exercisable Shares)
  $    0.55    215,000       3     $    0.55      215,000     $    0.55
       1.00    110,000       3          1.00      110,000          1.00
        .60    300,000       3          0.60          -            0.60
  $    0.55-
       1.00    625,000       3     $    0.66      325,000     $    0.70

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) applicable to common stockholders and income (loss) per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in that Statement.

The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:
1997 - dividends yield of 0%; expected volatility of 233.0%; risk-free interest rate of 5.91%; and expected lives of 0.5 to 3 years.
1996 - dividends yield of 0%; expected volatility of 0%; risk-free interest rates ranging from 5.14% to 6.62%; and expected lives ranging from 0.0833 to 4 years.

The weighted fair value of options granted for the years ended December 31 1997, and 1996, respectively, was $0.17 and $0.07.

Under the accounting provisions of SFAS No. 123, the Company's net income
(loss) applicable to common stockholders and loss pro forma amounts are indicated below:

                                                        1997         1996
  Net income (loss) applicable to common stockholders:

     As reported                                       $43,432    $(48,155)
     Pro forma                                          (7,568)    (72,905)

  Income (loss) per share:

     As reported                                         $0.01      $(0.01)
     Pro forma                                          ( 0.01)      (0.01)

At December 31, 1997, the Company had 19,920 warrants outstanding which were issued in connection with the Company's limited offering in 1995 (see Note 7). These warrants are unregistered and are exercisable at any time at $1.37 prior to expiration on October 1, 2000. No value has been attributed to these outstanding warrants at December 31, 1997. There were no employee stock options granted during 1997.

NOTE 10 - CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade accounts receivable.

The majority of the Company's customer base are charitable organizations located in Mississippi and retail outlets for its phone cards located in Texas. Although the Company is directly affected by the well being of the organizations, management does not believe significant credit risks existed at December 31, 1997 and 1996.

NOTE 11 - EARNINGS PER SHARE

The following data details the amounts used in computing earnings per share
(EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                      1997            1996
Income (loss) from continuing operations
available to common stockholders used
in basic EPS                                      $      43,432    $(48,155)

Weighted average number of common
shares used in basic EPS                              8,421,086   8,360,433

Effect of dilutive securities:
     Stock options                                        -           -

     Warrants                                             -           -

Weighted number of common shares and dilutive
potential common stock used in diluted EPS            8,421,086   8,360,433

Options on 625,000 shares of common stock were not included in computing diluted EPS for the year ended December 31, 1997, since there is an incremental per share effect of zero under the treasury stock method required by FASB 128 "Earnings Per Share." In addition, options on 325,000 shares of common stock were not included in computing diluted EPS for the year ended December 31, 1996, because their effects were antidilutive.

NOTE 12 - INCOME TAXES

The income tax expense (credit) differs from the amount of income tax determined by applying the applicable statutory federal tax rates is as follows:

                                                         1997         1996

  Federal income tax expense (credit)                    $   6,500   $(16,000)
  Effect of net operating loss                              (7,200)    16,000
  Other                                                        700      -
                                                         $   -       $  -

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities that give rise to significant portions of the net deferred tax asset (liability) relate to the following:

                                                         1997         1996

  Difference in method of accounting
     for financial and tax purposes                      $   4,200   $  -
  Depreciation                                              (8,200)     1,886
  Net operating loss carryforward                           70,917     74,096
  Valuation allowance                                      (66,917)   (85,982)
  Net deferred tax asset                                 $   -       $  -

Since management can not determine that it is more likely than not that the Company will realize the deferred tax assets, a 100% valuation allowance has been recorded.

At December 31, 1997, the Company has available for federal income tax purposes unused net operating losses of approximately $148,200 which may provide future tax benefits that began expiring beginning in the year ending December 31, 2009.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents. The carrying amounts at December 31, 1997 and 1996, approximate fair value because of the short maturity of those instruments.

Note receivable. Based on discounted cash flows, the fair value of the note receivable approximates its carrying value at December 31, 1997.

Long-term debt. Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt, including the current portion thereof, approximates its carrying value at December 31, 1997 and 1996.

NOTE 14 - CONTINGENCY

The Company has an account payable to and an account receivable from Diamond Game Enterprises recorded at December 31, 1997. Diamond Game Enterprises was unable to confirm the balance of either the payable or receivable that existed at year end. However, management believes that the proper amounts are recorded.

NOTE 15 - SUBSEQUENT EVENTS

Debt
As of April 2, 1998, subsequent borrowings for the acquisition of additional dispensers through a master lease amounted to approximately $568,000.

Commitment to sell segment of business
In February 1998, the Company executed a Stock Purchase Agreement to sell the stock of Tupelo Industries, Inc. and Meridian Enterprises, Inc. The due diligence period for the contemplated sale expires on April 30, 1998. The currently negotiated price of the sale of the stock is in an amount in excess of book value.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          On January 5, 1998, the Company filed an SEC Form 8-K providing notification of a Change in Registrant's Certifying Accountant from BDO Seidman, LLP, to Brown, Graham & Company, P.C. There were no disagreements with either the attached audit by Brown, Graham & Company, P.C., for the year ended December 31, 1997 and or the prior audits by BDO Seidman, LLP, for the year ended December 31, 1996. The SEC Form 8-K is incorporated by reference. See the Exhibit Index, Part III, Item 13 of this report.

                               PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

          The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of the Company for the year ended December 31, 1997, and to the date hereof, and the period or periods during which each such director or executive officer has served in his respective position.

                                              Date of          Date of
                     Positions              Election or      Termination
   Name                 Held                Designation*   or Resignation
Reid Funderburk     Chairman and CEO           12/94             **
                    Director                   12/94             **

George Majewski     President and COO          04/96             **
                    Director                   12/94             **
                    V-P, Sec., Treasurer       12/94           09/97

Robert H. Hughes    Director                   12/94             **

R. E. Wilkin        Director                   12/94             **

Rick Redmond        Director                   09/97             **

Robert Chappell     Secretary & Treasurer      09/97             **

Clay McCalla        Vice-President             09/97             **

* These officers and directors were re-elected on 09/24/97 at the Annual Stockholders and Board of Directors Meeting
**   These persons presently serve in the capacities indicated opposite their respective names.

Term of Office

          The term of office of the current directors shall continue until the next annual meeting of stockholders. The annual meeting of the Board of Directors, at which officers for the coming year are elected, immediately follows the annual meeting of stockholders.

Business Experience of Current Directors and Executive Officers

          Mr. Funderburk, age 45, began engaging in the bingo commercial lessor business in 1987. Since then, he and/or companies with which he was associated, have owned and/or operated and/or managed thirteen bingo commercial lessor operations. He has been a director and executive officer of Monitored and its affiliated companies since their inception. He served as President of the Texas Bingo Commercial Lessors Association from 1989 through 1993. Mr. Funderburk has prior experience as the owner of a bank equipment and supply company and as a real estate developer.

          Mr. Majewski, age 54, has been associated with Bingo & Gaming International, Inc. and its affiliated companies and/or predecessor companies since 1989. He holds a BBA from the University of Texas and has prior experience as an owner of businesses in the entertainment, catering, concessions, and vending industries.

          Mr. Hughes, age 70, is a retired attorney and a legislative consultant in Austin, Texas, spending much of his time representing various clients in the charity bingo and amusement and vending industry.

          Mr. Wilkin, age 65, is a retired CPA and a general business consultant. He was a practicing CPA with Ernst & Whinney (now Ernst & Young), an international accounting firm, from 1957 through 1984 and a partner in such firm from 1969 through 1984. Since then, he has been involved with several start-up companies, including AmeriCredit Corporation (NYSE). For the past several years Mr. Wilkin has been the Chief Financial Officer of US Cast Products of Fort Worth, Texas.

          Mr. Redmond, age 45, is the founding owner and major stockholder of Lone Star Cafe, Inc., a restaurant chain based in Austin, Texas, with operations in Texas and Colorado. He serves as Vice President of Real Estate Acquisitions for that corporation. In addition, Mr. Redmond is General Partner and majority stockholder of VIP Marina and Volente Beach Club.

          Mr. McCalla, age 39, was graduated with a BBA from Texas Tech University, Lubbock, Texas, in 1980. Until his employment with the Company, he was president of Logistics by Clay, Inc., an event management corporation from 1988 through present. Mr. McCalla planned and managed executive travel programs for corporate clients such as RJR Nabisco and PepsiCo. Mr. McCalla was Chief of Staff for Bob Bullock, State Comptroller from 1981 through 1985.

          Robert Chappell, age 37, was graduated with an Associate of Applied Sciences (Financial Management) from Community College of the Air Force in 1993. He served with the U.S. Air Force in the positions of Financial Manager and Auditor. In December of 1996, he accepted a position as a senior accountant with the City of Austin - Neighborhood Housing Division. Mr. Chappell accepted his current position in September, 1997.

Family Relationships

          No family relationship exists between any current director or executive officer.

Compliance with Section 16(a) of the Exchange Act

          Reid Funderburk, an officer and director, disposed of 10,000 shares as gifts to five individuals on April 21,1997, as reported on Form 4 of April 25, 1997. He disposed of 25,000 shares as gifts on October 27, 1997, as reported on Form 4 dated December 4, 1997, and 12,000 shares as gifts on November 6, 1997, as reported on Form 4 dated December 5, 1997. Mr. Funderburk also disposed of 50,000 shares on January 30, 1998, which is subsequent to the period covered by this report, as reported on Form 4 dated March 17, 1998.

          George Majewski, an officer and director, sold 2,000 shares on April 2, 1997, as reported on Form 4 of July 11, 1997. Mr. Majewski disposed of 70,000 shares as gifts to various persons on January 6, 1998, which is subsequent to the period covered by this report, as reported on Form 4 of March 17, 1998.

          Robert H. Hughes, a director, sold 100,000 shares to an individual on March 26, 1997, as reported on Form 4 of April 24, 1997. He also sold 50,000 shares to two individuals on August 13, 1997, as reported on Form 4 of September 5, 1997.

          Clay McCalla, an officer, received 15,000 shares as a gift on October 27, 1997, which will be reported on Form 3 to be filed by April 15, 1998.

          Robert Chapell, an officer, received 7,500 shares as a gift on October 27, 1997, which will be reported on Form 3 to be filed by April 15, 1998.

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

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

          (4) Was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

10. Executive Compensation.

          The following table shows the cash compensation paid by the Company, as well as other compensation, for the Company's Chief Executive Officer, President, and Directors for the fiscal years 1995, 1996 and 1997.

                           SUMMARY COMPENSATION TABLE
                               Other                                     All
Name and                          Annual  Restricted                    Other
Principal                         Compen-    Stock   Options/ LTIP     Compen-
Position        Year Salary Bonus sation(1) Awards   SARS(#) Payouts sation($)
Reid Funderburk 1997 $64,759 $1,241 - 0 -   - 0 -   - 0 -   - 0 -     - 0 -
Chairman        1996 $66,241 - 0 -  - 0 -   - 0 -   - 0 -   - 0 -     - 0 -
CEO, Director   1995 $67,917 - 0 -  - 0 -   - 0 -   - 0 -   - 0 -     - 0 -

George Majewski 1997 $58,759 $1,241 - 0 -   - 0 -   - 0 -   - 0 -     - 0 -
President, COO  1996 $61,000 - 0 -  - 0 -   - 0 -   - 0 -   - 0 -     - 0 -
Director        1995 $61,500 - 0 -  - 0 -   - 0 -   - 0 -   - 0 -     - 0 -

Robert H. Hughes1997 $ - 0 - - 0 -  - 0 -   - 0 -   - 0 -   - 0 -     - 0 -
Director        1996 $ - 0 - - 0 -  - 0 -   - 0 -   - 0 -   - 0 -     - 0 -
                1995 $ - 0 - - 0 -  - 0 -   - 0 -   - 0 -   - 0 -     - 0 -

R.E. Wilkins    1997 $ - 0 - - 0 -  - 0 -   - 0 -   - 0 -   - 0 -     - 0 -
Director        1996 $ - 0 - - 0 -  - 0 -   - 0 -   - 0 -   - 0 -     - 0 -
                1995 $ - 0 - - 0 -  - 0 -   - 0 -   - 0 -   - 0 -     - 0 -

Rick Redmond    1997 $ - 0 - - 0 -  - 0 -   - 0 -   - 0 -   - 0 -     - 0 -

Henry A. Anawaty1997 $ - 0 - - 0 -  - 0 -   - 0 -   - 0 -   - 0 -     - 0 -
Former President1996 $16,250 - 0 -  - 0 -   - 0 -   - 0 -   - 0 -     - 0 -
and Director    1995 $69,116 - 0 -  - 0 -   - 0 -   - 0 -   - 0 -     - 0 -

Bonuses and Deferred Compensation

          None other than as may be set forth in the above table.

Compensation Pursuant to Plans

          None other than as may be set forth in the above table.

Pension Table

          None; not applicable.

Other Compensation

          None other than as may be set forth in the above table.

Compensation of Directors

          No compensation was paid to non-officer directors during the year ended December 31, 1997.

Employment Contracts and Termination of Employment and Change of Control Arrangement

          Except as indicated below, during 1997, there were no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

          Messrs. Funderburk and Majewski entered into Employment Agreements in 1995 with the Company. These Employment Agreements provide, among other things, for payment of all compensation due under such Agreements for a period of one year from the date of termination of employment due to physical or mental disability that results in the non-performance of the employee's duties for a period of six months in any 12 month period, death, thirty days notice of breech of the Agreement, which is not cured, or termination by the Company for specified causes.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the share holdings of the Company's directors and executive officers and those persons who owned more than 5% of the Company's common stock as of March 31, 1997.

Directors and Executive Officers                  Number and Percentage
Name and  Address                            of Shares Beneficially Owned
Reid Funderburk                              2,515,3741          29.53%
13581 Pond Springs Road, Suite 105
Austin, Texas  78758

Robert H. Hughes                               490,000            5.75%
1506 West 13th, #12
Austin, Texas  78704

George Majewski                                467,461            5.49%
13581 Pond Springs Road, Suite 105
Austin, Texas  78758

R. E. Wilkin                                   257,600            3.02%
4304 Kirkland Drive
Fort Worth, Texas 76109

Rick Redmond                                   100,000            1.17%
13492 Research Boulevard
Austin, Texas  78750

Clay McCalla                                    15,000             .18%
11602 Hare Trail
Austin, Texas  78726

Robert Chapell                                   7,500             .09%
P.O. Box 624
Martindale, Texas  78655
                                              ________          ______

                  TOTALS                     3,852,935           45.23%

5% Owners                                Number and Percentage
                                    of Shares Beneficially Owned
Name and Address

Reid Funderburk                              2,515,374(1)        29.53%
13581 Pond Springs Road, Suite 105
Austin, Texas  78758

Henry A. Anawaty, III                          577,722(2)         6.78%
5910 Courtyard Drive Suite 150
Austin, Texas  78731

Robert H. Hughes                               490,000            5.75%
1506 West 13th, #12
Austin, Texas  78704

George Majewski                                467,461            5.49%
13581 Pond Springs Road, Suite 105
Austin, Texas  78758
                                              ________           ______

                  TOTALS                     4,050,557           47.55%

1. This figure includes the following transfers to certain family members which took place on October 17, 1995, February 1, 1996 and April 8, 1996:
Ashlie Funderburk 10,000 shares, 10,000 shares and 10,000 shares; Jacklyn Funderburk 10,000 shares, 10,000 shares and 10,000 shares; and Lyndsey Funderburk 10,000 shares, 10,000 shares and 10,000 shares. This figure does not include transfers to certain adult children, relatives and friends, as to which Mr. Funderburk disclaims any beneficial interest.

2. This figure does not include certain shares of stock, which may be held by brokers in street name and of which the Company is not aware.

Changes in Control

          To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities that may result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others.

          During the two years ended December 31, 1996 and December 31,
1997, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships.

          During the two years ended December 31, 1996 and December 31,
1997, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management.

          During the two years ended December 31, 1996 and December 31,
1997, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Parents of the Issuer.

         The Company has no parents.

Transactions with Promoters.

          During the two years ended December 31, 1996 and December 31,1997, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.

     SEC Form 8-K, filed January 5, 1998, regarding Changes in Company's Certifying Accountant

Exhibits*

(i)                                    Where Incorporated         Page
                                          In This Report         Number

Annual Report on Form 10-KSB for the         Part I               **
Year Ended December 31, 1996

Definitive Proxy Statement, Schedule 14-A    Part I               **
Information, September 2, 1997

      * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **   These documents and related exhibits have been previously filed with the Securities and Exchange Commission and by this reference are incorporated herein.

(ii)
     Exhibit Number           Description

          21                  Subsidiaries of the Company
          27                  Financial Data Schedule

EXHIBIT 21


Date Incorporated        State               Name

March 4, 1988            Texas               Monitored Investments, Inc.
June 18, 1992            Mississippi         Meridian Enterprises, Inc.
September 6, 1991        Louisiana           Red River Bingo, Inc.
June 5, 1992             Mississippi         Tupelo Industries, Inc.
April 1, 1980            Oklahoma            Bingo & Gaming International,Inc.
October 8, 1997          Texas               Prepaid Plus, Inc.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BINGO & GAMING INTERNATIONAL, INC.


Date: 4/14/98                      By/s/Reid Funderburk
                                   Reid Funderburk, CEO


Date: 4/14/98                      By/s/George Majewski
                                   George Majewski, President

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              BINGO & GAMING INTERNATIONAL, INC.


Date: 4/14/98                      By/s/Reid Funderburk
                                   Reid Funderburk, Chairman, C.E.O. &
                                   Director


Date: 4/14/98                      By/s/George Majewski
                                   George Majewski, Director, President


Date: 4/14/98                      By/s/R. E. Wilkin
                                   R. E. Wilkin, Director


Date: 4/15/98                      By/s/Robert H. Hughes
                                   Robert H. Hughes, Director


Date: 4/15/98                      By/s/Rick Redmond
                                   Rick Redmond, Director


Date: 4/15/98                      By/s/Robert Chappell
                              Robert Chappell, Treasurer