Form 10QSB
period 1998-03-31
BINGO & GAMING INTERNATIONAL INC
filed 1998-05-19
CIK 355590

U.S. Securities and Exchange Commission
                       Washington, DC  20549

                            FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998


    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                    Commission File No.    0-10519

                 Bingo & Gaming International, Inc.
           ---------------------------------------------
           (Name of Small Business Issuer in its Charter)

          OKLAHOMA                                       73-1092118
  -------------------------------                   --------------------
  (State or Other Jurisdiction of                   (IRS Employer ID No.)
   incorporation or organization)

                  13581 Pond Springs Rd. Suite 105
                           Austin, Texas  78729
              ---------------------------------------
              (Address of Principal Executive Offices)

                             (512)335-0065
          -----------------------------------------------
          (Issuer's Telephone Number, including Area Code)


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  (1)  Yes  X    No                            (2)  Yes  X    No

  There were 8,516,819 shares of common stock, $.001 par value, outstanding as of March 31, 199

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statement

                             BINGO & GAMING INTERNATIONAL, INC
                                      BALANCE SHEETS
                                       (unaudited)
                                                 March 31,        December 31,
                                                   1998               1997
ASSETS

Current assets
 Cash and cash equivalents                      $ 150,305          $ 53,934
 Accounts receivable - trade                      816,970           347,029
 Inventories                                       28,140            19,811
 Note receivable                                    7,494             7,494
 Prepaid expenses                                  18,538             6,445
          Total  current assets                 1,021,447           434,713

Property, and equipment, at cost - net of
 accumulated depreciation and amortization        814,737           456,945

Other assets
 Organizational costs and intangible assets- net
 of accumulated amortization                       15,304            19,705
 Deposits                                          55,334            49,860
          Total other assets                       70,638            69,565

                    Total  assets             $ 1,906,822           961,223

Liabilities & Shareholders' Equity

Current liabilities
 Accounts payable - trade and accrued expenses  $ 375,652         $ 180,862
 Accounts payable - other                             -             253,190
 Current maturities of long-term debt             103,611           122,898
 Deferred federal income tax                       55,100               -
          Total current liabilities               534,363           556,950

 Long-term debt, net of current maturities        813,228           227,162

          Total liabilities                     1,347,591           784,112

Stockholders equity
 Common stock, $.001 par, 70,000,000 shares
 authorized; 8,516,819 and 8,414,600 issued
 and outstanding                                    8,495             8,418
Additional paid-in capital                        438,050           393,197
Retained earnings (deficit)                       112,686          (224,504)
          Total shareholders equity               559,231           177,111

                     Total liabilities and
                     stockholders' equity     $ 1,906,822        $  961,223

                              BING0 & GAMING INTERNATIONAL, INC
                              CONSOLIDATED STATEMENTS OF INCOME
                          THREE MONTHS ENDED MARCH 31,1997 and 1998
                                         (unaudited)
                                                     Three Months Ended
                                                   March 31,       March 31,
                                                     1998            1997
Revenue:
 Phone card sales                                   $ 969,369       $ 429,711
 Management advisory fees                                 -               -
 Rental Income                                        129,419         125,444
 Concession Income                                      8,200          12,765
 Machine sales                                         38,265             -
 Other                                                  6,180             -
           Total revenue                            1,151,433         567,920

Cost of revenue:
 Phone card and royalties                             203,075         122,305
 Machine and location rental                          135,308         113,885
 Prizes paid                                           86,117          99,109
 Hall rental                                           54,252          45,014
 Machines sold                                         33,320             -
            Total cost of revenue                     512,072         380,313

Gross Margin                                          639,361         187,607

Expenses:
 Operating expenses                                    62,703          82,994
 Salaries                                              86,739          57,848
 General and administrative expenses                   85,235          11,828
            Total expenses                            234,677         152,670

Operating income                                      404,684          34,937

Interest expense                                       12,394           9,481

Net income before federal income tax                  392,290          25,456

Deferred federal income tax                            55,100             -

Net income                                            337,190          25,456

Retained earnings:
 Beginning (deficit)                                 (224,504)       (267,936)
 Ending (deficit)                                   $ 112,686       $(242,480)

Basic and diluted income (loss) per common share       $ 0.04          $ 0.01

Weighted average shares outstanding                 8,454,567       8,360,434

                              BINGO & GAMING INTERNATIONAL, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTH ENDED MARCH 31,1997 AND 1998
                                                     March 31,        March
31,
                                                       1998             1997
OPERATING ACTIVITIES
Net Income (loss):                                  $ 337,190        $ 25,456
Adjustments to reconcile net income (loss) to net
cash from operating activities:
 Depreciation and amortization                         42,723          14,269
 Changes in current assets and liabilities:
   Accounts and receivables                          (499,941)         (7,301)
   Inventories                                         (8,330)         13,131
   Prepaid expenses                                   (12,094)            420
 Deferred federal income tax                           55,100             -
   Accounts payables - trade and accrued expenses     269,204          (1,176)

            Net cash from operating activities        183,852          44,799

INVESTING ACTIVITIES:
Purchase of property and equipment                    (98,878)            -
Proceeds from long-term debt                              -               -
Increase (decrease) in other assets                     5,473            (761)
Payments received on notes receivable                     -            14,208

            Cash from investing activities            (93,405)         13,447

FINANCING ACTIVITIES:
 Payments on long-term debt                           (39,005)        (17,756)
 Proceeds from long term debt                             -               -
 Issuance of common stock                              44,930           1,650

            Cash from financing activities              5,925         (16,106)

Net increase (decrease) in cash and cash equivalents   96,371          42,140

Cash and cash equivalents at beginning of period       53,934          53,307

Cash and cash equivalents at end of period          $ 150,305       $  95,447

Supplemental disclosures of cash flow information:
 Interest paid                                       $ 12,394         $ 9,868
 Taxes paid                                          $ 10,000         $   -

Supplemental disclosure of non-cash investing
and financing activities:
 Financing of equipment purchases                   $ 605,784         $   -

See notes to consolidated financial statements.

                       BINGO & GAMING INTERNATIONAL, INC.
                       NOTES TO THE FINANCIAL STATEMENTS


    Note 1.    BASIS OF PRESENTATION

    The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    Such financial statements as of March 31, 1998 and for the three months ended March 31, 1998 are unaudited, but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results from such interim periods. The results from interim periods are not necessarily indicative of results from full years.

    Such interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. They should, therefore, be read in conjunction with the Company's consolidated financial statements included in the Company's
Form 10-KSB for the year ended December 31, 1997.

    Note 2. INCOME TAXES

    At March 31, 1998 and 1997, the Company had, for tax reporting purposes, net operating loss carryfowards of approximately $148,166 and $210,000, respectively, available to offset future taxable income. The statutory federal tax rate was 34% for the three months ended March 31, 1998 and 1997.

    Note 3.    EARNINGS PER SHARE

    Net Income (loss) per share is based upon the weighted average number of shares outstanding during the periods (8,418,637 shares outstanding during the three months ended March 31, 1998 and 8,360,434 during the three months ended March 31, 1997).

    Note 4. RECLASSIFICATION

    Certain amounts previously reported have been reclassified to conform to current year presentation.

Item 2.  Management's Discussion and Analysis and Plan of Operations.

Introduction:

    Plan of Operation

    Since approximately December 1994, the Company has been engaged in the business of owning and operating, as commercial lessors, charity bingo locations of their own and in the past operated similar locations for other owners. In May 1996, the Company began distributing prepaid phone card vending machines in the State of Texas, Oklahoma, and Washington.

    The Company's revenues are generated primarily from the rental of bingo facilities in the charitable bingo industry and the sale of prepaid phone cards through the industry's most unique dispenser.

    Through its wholly-owned subsidiaries, Tupelo Industries, Inc. ("Tupelo"), Meridian Enterprises, Inc. ("Meridian"), and Red River Bingo, Inc.
("Red River"), the Company has operated as a sub-lessor of real property to charitable bingo operations in Texas, Mississippi, Louisiana. The current operations consist of three bingo halls located in Meridian, Iuka, and Tupelo, Mississippi. Additionally, the Company through Monitored Investments Inc., ("Monitored") has managed similar bingo operations for others in Texas, Louisiana, and Mississippi.

    In April 1996, the Company executed an exclusive Distribution Agreement for the state of Texas for the Lucky Shamrock Emergency Phone Card Dispenser, a video enhanced prepaid phone card dispenser. This Distribution Agreement was mutually terminated in August 1997. During the quarter ended March 31, 1997, the Company operated approximately 110 of the dispensers. In the second quarter of 1997, the total number of dispensers grew to 134. Between August and December 1997, all of the 134 Lucky Shamrock Emergency Phone Card Dispensers were returned to Diamond Game Enterprises, Inc.

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

     The Company intends to further develop and substantially expand its business, principally by continuing the operation and expanding the distribution of the video enhanced phone card dispensers. The Company will locate distributors, operators and chain retailers to market our products. In addition, the Company will market the product directly to the retail location, where this is preferable. The Company will utilize various avenues to locate and communicate with these entities including trade shows, trade magazines, trade organizations, direct mail, Internet site, E-mail and industry contacts. Each territory has its own unique set of marketing characteristics; however, the Company will target among others the following retailers: bingo halls, bars and taverns, pool halls, bowling alleys, truck stops, major public transportation centers, adult game arcades, prepaid phone card routes, amusement/vending routes, convenience stores, and fraternal organizations.

     The prepaid phone card industry has grown to over a $1 billion a year business in the few years since its inception. It has been estimated that by the year 2000 the sale of telecards will exceed $2 billion; however, this estimate is based on numerous factors, such as the current regulatory and competitive environments, which are subject to change and are beyond the
Company's control.   Approximately nine million (9,000,000) phone cards were
sold by the Company between October 1997, when the first Cyberdyne Lucky Strike Phone Card Dispensers were received, and March 31, 1998. Of this amount, two-thirds, or just under six million (6,000,000), were sold in the first quarter of 1998.

     The Company anticipates placing 50 additional dispensers each month for the remainder of the 1998 fiscal year. Based on estimated sales of $250 per day (current sales average are above this amount) per dispenser, and the current rate of profitability; the Company believes each dispenser will generate a minimum of $375 monthly net income after all expenses and contribution for corporate overhead; however, no assurance can be made that the Company will be able to meet these estimates.

     Additional dispensers will also be distributed by selling them directly to vending and amusement route operators. Results from recent trade show appearances indicate that more dispensers can be sold directly to the customer with the Company continuing to sell the replacement cartridges. In the first quarter of 1998 the Company executed a leasing agreement for 125 of the dispensers, and it will continue to use this avenue to increase the number of dispensers on location in the remainder of the fiscal year.

     A Stock Purchase Agreement for the sale of the Company's three bingo facilities, which was indicated on the Company's 10-KSB for December 31, 1997 was withdrawn by the buyer due to circumstances beyond the control of the Company. The Company's ability to increase the number of income producing dispensers will be limited by its available liquidity, and other capital resources, as to which no assurance can be given.

Results of Operations
---------------------

                      Three Months ended March 31, 1998
              Compared with Three Months ended March 31, 1997

     Revenues include rental income from charitable organizations which lease the Company's bingo facilities, related concession and vending income and phone card sales related to the video enhanced dispensers. Phone card sales were $969,369 for the three months ended March 31, 1998, compared to $429,711 for the three months ended March 31, 1997. This increase of $539,658 (126%) was the result of three month's of revenue from the 275 phone card dispensers for 1998 compared to three months from 110 dispensers in the previous year. The number of dispensers grew from approximately 125 to 275 during the first quarter of 1998. Rental income remained consistent at $129,419 for the quarter ended March 31, 1998, compared with $125,444 for the quarter ended March 31, 1997. Concession income decreased to $8,200 in 1998 from $12,765 for the prior year. Machine sales produced $38,265 in the first three months of 1998 compared to 1997 when the Company sold no machines.

     Cost of revenues represent expenses directly attributable to the operations of the phone card dispensers and operations of the bingo
facilities.   In total, such cost was $512,072 and $380,313 for 1998 and 1997, respectively.

     Cost of revenue specifically related to the phone card dispensers; include phone card and, in the past, royalty's costs, machine and location rental prizes paid and machine sales cost. Phone card and royalty costs were $203,075 for the quarter ending March 31, 1998, compared to $122,305 for the previous year. This 66% increase was due to the increased sales of phone cards for the three months in 1998 compared to three months for the prior
year.   Additionally, phone costs increased  between the first quarter of 1997 and the same period in 1998, when the prepaid phone cards were changed from a one-minute card to a two-minute card. Machine and location rental costs were $135,308 for the quarter ended March 31, 1998, compared with $113,308 in prior year 1997. This 19% increase was the result of additional machines required at various locations for three months in 1998 compared to three months in 1997. In 1998, prizes paid decreased to $86,117 from $99,109 in 1997. A prize paid reflects the amount paid to winners from dispensers operated directly by the Company, rather than those operated by the retail location. This 13% decrease is the result of fewer dispensers being operated directly by the Company for three months in 1998 as compared to three months in 1997.

     Cost of revenue specifically related to the operations of the bingo facilities represents the rental cost of such facilities, which rose, to $54,252 in three months 1998 compared to $45,014 in 1997. Such cost increased by $9,238, or 21%, as a result of a new lease at the Meridian bingo facility with increased monthly rental amounts and an annual increase in rents at the Tupelo bingo facility.

     Other expenses include salaries and wages, indirect operating costs, and other general and administrative expenses. In total, such expenses were $234,677 and $152,670 for the quarter ended March 31, 1998 and 1997, respectively. Indirect operating costs decreased by $20,291 or 24% compared to the first three months of the prior year. Salaries and wages increased by $28,891 or 49.9% as a result of hiring additional staff.

     Principally, for the reasons set forth in the five preceding paragraphs, the Company had a net income of $337,190 to quarter ended 1998, compared with a net income of $25,456 for 1997. Included in the net income for 1998 is interest expense of $12,394 and deferred federal income tax of $55,100 and interest expense of $9,868 for 1997.

Financial Position
------------------

     The Company's financial position recorded a significant improvement during the three months ended March 31 1998 as net income increased to $337,190 for 1998 compared to $25,456 for 1997; a remarkable increase of 1225%. Cash and cash equivalents of $150,305 increased by 58% at March 31, 1998, compared to $95,447 as of March 31, 1997.

     The Company's working capital (current assets less current liabilities) position also improved significantly during the first quarter of 1998:
$487,084 at March 31, 1998 compared with $(122,237) at December 31, 1997.

Liquidity
---------

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

     At the present level of dispensers currently in operation, the Company anticipates substantially increased earnings in the 1998 Fiscal Year. As stated earlier, its rate of growth will depend on the availability of either borrowing or leasing opportunities and the number of dispensers it can sell directly to retail operators. No assurance can be given that the Company can arrange such additional financing.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     Except as set forth in the following paragraphs, the Company is not the subject of any pending legal proceedings, and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state, or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action that has an interest adverse to the Company.

     Red River Bingo, Inc., was assessed civil penalties totaling $25,000 in 1995 by the State of Louisiana for alleged charitable gaming law violations. Management vigorously contested this claim, and Louisiana's Charitable Gaming Division canceled a hearing scheduled on this matter in 1996. No further correspondence has been received from the State of Louisiana and management believes that no future action will be forthcoming that could have a material adverse affect n the Company, particularly since there have been no operations in Louisiana since 1995.

     The Company is currently contesting the Mississippi Gaming Commission's decision to reject an appraisal on the fair market value of rents charged t the charity at its Tupelo bingo facility. The Company secured both a temporary and permanent injunction requiring the Mississippi Gaming Commission to issue the Company a license renewal for the Tupelo facility based on the two appraisals already submitted. The Mississippi Gaming Commission has issued a temporary ninety-day license, which failed to comply with the injunctions. A hearing has been scheduled to determine whether the Commission is in contempt of court.

Item 2.   Changes in Securities.

              None

Item 3.   Defaults Upon Senior Securities.

              None

Item 4.   Submission of Matters to a Vote of Security Holders.

              None

Item 5.   Other Information.

              None

Item 6.   Exhibits and Reports on Form 8-K.

              (a)  EXHIBIT

                   Annual Report on Form 10 - KSB for the year       **
                   ended  December 31, filed April 15, 1998

              (b)  REPORTS ON FORM 8-K

                   SEC Form 8-K, filed January 5, 1998, Regarding         **
                   Changes in Company's Certifying Accountant

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

                             BINGO & GAMING INTERNATIONAL, INC.


    Date:  May 14, 1998          By/S/Reid Funderburk
                                 -----------------------------
                                 Reid Funderburk
                                 Chairman, C.E.O., Director


    Date:  May 14, 1998          By/S/George Majewski
                                 -----------------------------
                                 George Majewski
                                 President, Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                             BINGO & GAMING INTERNATIONAL, INC.


    Date:  May 14, 1998          By/S/Reid Funderburk
                                 ------------------------------
                                 Reid Funderburk, Chairman, CEO & Director


    Date:  May 14, 1998          By/S/George Majewski
                                 ------------------------------
                                 George Majewski, President, Director


    Date:  May 14, 1998          By/S/R.E. Wilkin
                                 ------------------------------
                                 R. E. Wilkin, Director


    Date:  May 14, 1998          By/s/Robert H. Hughes
                                 ------------------------------
                                 Robert H. Hughes, Director


    Date:  May 14, 1998          By/S/Rick Redmond
                                 ------------------------------
                                 Rick Redmond, Director


    Date:  May 14, 1998          By/S/Robert Chappell
                                 ------------------------------
                                 Robert Chappell, Treasurer