Form 10QSB
period 1998-06-30
BINGO & GAMING INTERNATIONAL INC
filed 1998-08-20
CIK 355590

U.S. Securities and Exchange Commission
                               Washington, DC  20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE \tab SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE \tab SECURITIES EXCHANGE ACT OF 1934

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

                                  (512)335-0065
                 (Issuer's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)    Yes   X     No    (2)       Yes   X    No

There were 8,541,819 shares of common stock, $.001 par value, outstanding as of June 30, 1998.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statement

                  BINGO & GAMING INTERNATIONAL, INC.
                         BALANCE SHEETS
                          (unaudited)
                                           June 30,     December 31,
ASSETS                                       1998          1997
Current assets
      Cash and cash equivalents        $      83,901   $     53,934
      Accounts receivable - trade            843,670        347,029
      Inventories                             52,514         19,811
      Note receivable                          7,494          7,494
      Prepaid expenses                        24,666          6,445
             Total current assets          1,012,245        434,713

Property and equipment, at cost - net of
accumulated depreciation and amortization  1,527,268        456,945

Other assets
Organizational costs and intangible
assets - net of accumulated amortization      10,904         19,705
Deposits                                      62,806         49,860
Total other assets                            73,710         69,565
                 Total assets            $ 2,613,223        961,223

                     Liabilities and Stockholders' Equity
Current liabilities
Accounts payable - trade and
 accrued expenses                       $    325,280   $    180,862
Accounts payable - other                         -          253,190
Current maturities of long-term debt         385,341        122,898
Deferred federal income tax                   10,600            -
Total current liabilities                    721,221        556,950

Long-term debt, net of current maturities  1,159,942        227,162

           Total liabilities               1,881,163        784,112
Common stock, $.001 par; 70,000,000
shares authorized; 8,541,819 and 8,418,602
issued and outstanding                         8,740          8,418
Additional paid-in capital                   463,544        393,197
Retained earnings (deficit)                  259,776       (224,504)

           Total stockholders equity         732,060        177,111

Total liabilities and stockholders'
equity                                   $ 2,613,223     $  961,223

See note to consolidated financial statements.

                    BINGO & GAMING INTERNATIONAL, INC
                    CONSOLIDATED STATEMENTS OF INCOME
                SIX MONTHS ENDED JUNE 30, 1997 and 1998
                               (unaudited)
                                    Three Months Ended  Six Months Ended
                                     June 30, June 30,  June 30, June 30,
                                       1998     1997     1998     1997
Phone card sales                   $  880,327 $ 357,597 $1,849,696 $  787,308
Rental Income                         134,044   125,844    254,213    251,288
Concession Income                      19,371    14,804     27,571     27,570
Machine sales                          29,618       -       67,883        -
Other                                  (4,948)      -        1,232        -
Total revenue                       1,058,412   498,245  2,200,595  1,066,166
Cost of revenue:
Phone card and royalties              315,157   132,373    518,232    254,678
Machine and location rental          (135,000)   89,171        308    203,056
Prizes paid                            75,064    32,180    161,181    131,289
Hall rental                            56,732    47,565    110,984     92,579
Machines sold                          37,485       -       70,805        -
Total cost of revenue                 349,438   301,289    861,510    681,602
Gross Margin                          708,974   196,956  1,339,085    384,564
Expenses:
Operating expenses                    181,585    89,892    244,288    172,886
Salaries                               99,718    61,736    186,457    119,584
General and administrative expenses   174,898     9,806    260,133     21,634
Total expenses                        456,201   161,434    690,878    314,104
Operating income                      252,773    35,522    648,207     70,460
                                          -       1,198        -        1,198
Interest expense                      140,931     8,616    153,325     18,097
Net income before federal income tax  111,842    28,104    494,882     53,561
Deferred federal income tax           (44,500)      -       10,600        -
Net income                            156,342    28,104    484,282     53,561
Retained earnings:
Beginning (deficit)                  (224,504) (267,936) (222,504)   (267,936)
Ending (deficit)                    $ (68,162)$(239,832)$ 261,778   $(214,375)
Basic and diluted income (loss)
per common share                    $    0.02 $    0.00 $    0.06   $    0.01
Weighted average shares outstanding 8,454,557 8,360,434 8,552,774   8,360,434

See notes to consolidated financial statement.

                     BINGO & GAMING INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                          June 30,       June 30,
                                           1998            1997
OPERATING ACTIVITIES
Net Income (loss):                       $   484,282     $    53,561
Adjustments to reconcile net income
(loss) to net cash from
operating activities:
Depreciation and Amortization                138,061          29,229
Changes in current assets and liabilities:
Accounts receivables                        (496,641)        (51,618)
Inventories                                  (31,362)            186
Prepaid expenses                             (31,220)        (29,502)
Deferred federal income tax                   10,600             -
Accounts payables-trade and accrued
expenses                                    (108,772)         17,200
Net cash from operating
activities                                   (35,052)         19,056

INVESTING ACTIVITIES:
Purchase of property and equipment           (29,728)        (27,637)
Proceeds from long-term debt                  14,409             -
Increase (decrease) in other assets              -             2,539
Payments received on notes receivable            -            25,026

Cash from investing activities               (15,319)            (72)

FINANCING ACTIVITIES:
Payments on long-term debt                   169,033         (47,730)
Proceeds from long term debt                (159,366)         36,061
Issuance of common stock                      70,670           1,650
Cash from financing activities                80,337         (10,019)

Net increase (decrease) in cash and
cash equivalents                              29,966           8,965

Cash and cash equivalents at beginning
of period                                     53,934          53,307

Cash and cash equivalents at end of period $  83,900     $    62,272

Supplemental disclosures of cash flow information:
Interest paid                            $   153,325     $     8,616
Taxes paid                               $    10,000     $       -

Supplemental disclosure of non-cash investing
and financing activities:
Financing of equipment purchases         $ 1,310,264     $       -

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

Such financial statements as of June 30, 1998 and for the three months ended June 30, 1998 and 1997 and for the six months ended June 30, 1998 and 1997 are unaudited, but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results from such interim periods. The results from interim periods are not necessarily indicative of results from full years.

Such interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. They should, therefore, be read in conjunction with the
Company's consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1997.

Note 2. INCOME TAXES

At June 30, 1998 and 1997, the Company had, for tax reporting purposes, net operating loss carryfowards of approximately $148,166 and $200,000, respectively, available to offset future taxable income. The statutory federal tax rate was 34% for the six months ended June 30, 1998 and 1997.

Note 3.    EARNINGS PER SHARE

Net Income (loss) per share is based upon the weighted average number of shares outstanding during the periods (8,552,774 shares outstanding during the six months ended June 30, 1998 and 8,360,434 during the six months ended June 30, 1997).

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

            The Company's revenues are generated primarily from and the sale of prepaid phone cards through the industry's most unique dispenser and the rental of bingo facilities in the charitable bingo industry.

            Through its wholly-owned subsidiaries, Tupelo Industries, Inc. ("Tupelo"), Meridian Enterprises, Inc. ("Meridian"), and Red River Bingo, Inc. ("Red River"), the Company has operated as a sub-lessor of real property to charitable bingo operations in Texas, Mississippi, Louisiana. The current operations consist of three bingo halls located in Meridian, Iuka, and Tupelo, Mississippi. Additionally, the Company through Monitored Investments Inc., ("Monitored") has in the past managed similar bingo operations for others in Texas, Louisiana, and Mississippi.

          In April 1996, the Company executed an exclusive Distribution Agreement for the state of Texas for the Lucky Shamrock Emergency Phone Card Dispenser, a video enhanced prepaid phone card dispenser. This Distribution Agreement was mutually terminated in August 1997. During the quarter ended June 30, 1997, the Company operated approximately 134 of the dispensers. Between August and December 1997, all of the 134 Lucky Shamrock Emergency Phone Card Dispensers were returned to Diamond Game Enterprises, Inc.

          In October 1997, the Company executed an Exclusive Distribution Agreement with Cyberdyne Systems, Inc. to distribute the Lucky Strike Prepaid Phone Card Dispenser, which is based on Cyberdyne's patented cartridge based technology. This agreement provides for the Company to have the exclusive distribution rights for the United States and Canada for five years with two five year options. Distribution of the Lucky Strike Prepaid Phone Cards began in October 1997, and as of June 30, 1998, over 300 dispensers were in operation in Texas, Oklahoma, and Connecticut.

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

     The prepaid phone card industry has grown to over a $1 billion a year business in the few years since its inception. It has been estimated that by the year 2000 the sale of telecards will exceed $2 billion; however, this estimate is based on numerous factors, such as the current regulatory, taxation, and competitive environments, which are subject to change and are beyond the Company's control. While the regulations have not yet been issued, new federal taxation has placed a three- percent tax on the sale of prepaid phone cards. In order to offset any increased cost of sales, the Company plans to modify its promotional sweepstakes structure. The Company currently uses three payout structures for its promotional sweepstakes marketing campaign: 70%, 65%, and 55%. The 65% and 55% sweepstakes provide sufficient margin to maintain the current level of profitability.

     The Company has added distributors for the states of Kansas and Kentucky subsequent to June 30, 1998. An initial order of three dispensers are currently in operation in Kentucky and the distributor has purchased an additional five dispensers, which have been shipped from the manufacturer. Operations are pending judicial approval in Washington State and regulatory approval in New Jersey, Pennsylvania and Illinois. Negotiations with a potential distributor for the state of New Mexico are on going.

     The Company anticipates placing additional dispensers each month for the remainder of the 1998 fiscal year. Based on estimated sales of $250 per day per dispenser, and the current rate of profitability; the Company believes each dispenser will generate a minimum of $375 monthly net income after all expenses and contribution for corporate overhead; however, no assurance can be made that the Company will be able to meet these estimates.

     Sales in Texas increased during the quarter ended June 30, 1998, due to the addition of more dispensers in several locations, the removal of illegal eight-liner devices in certain jurisdictions around the state, and the placement of dispensers in new locations. Recent activities by Texas law enforcement to prosecute the estimated 50,000 illegal eight-liner slot machines around the state will provide for expansion opportunities for the Company's product and dispensers. During the three months ended June 30, 1998, sales of phone cards in Oklahoma decreased significantly due to increase competition in the Indian bingo facilities. Gaming devices such as skill-stop eight-liners and electronic pull tab machines cut into the per capita spending on the Company's prepaid phone card dispensers. Recently, however, the skill-stop eight-liner devices have been declared illegal for Indian bingo facilities, and the Company has worked with Cyberdyne Systems, Inc., its supplier, to develop software which will print four free promotional game pieces with the purchase of each phone card. This will add more excitement to the Company's marketing promotion by allowing the player four opportunities to participate in the sweepstakes. This new software will be tested in Oklahoma in the near future.

     To increase profitability without additional capital outlay the Company recently embarked on a program of relocating low producing dispensers. An aggressive campaign to find new locations, effectively analyze each dispenser's profitability, and act more quickly to relocate dispensers has been instituted. The recent development of management information system software and the data entry of historical data will enhance this process.

     Additional dispensers will be distributed by selling them directly to vending and amusement route operators. Results from recent trade show appearances indicate that more dispensers can be sold directly to the customer with the Company continuing to sell the replacement cartridges. In the first quarter of 1998 the Company executed a leasing agreement for 125 of the dispensers, and in the second quarter of 1998 another 125 were leased under more favorable terms with the same leasing company. The Company will continue to use this avenue as well as other opportunities that become available to increase the number of dispensers on location in the remainder of the fiscal year.

     The Company's ability to increase the number of income producing dispensers will be limited by its available liquidity, and other capital resources, as to which no assurance can be given.

Results of Operations

                 Three Months ended June 30, 1998
          Compared with Three Months ended June 30, 1997

     Revenues include rental income from charitable organizations which lease the Company's bingo facilities, related concession and vending income and phone card sales related to the video enhanced dispensers. Phone card sales were $880,327 for the three months ended June 30, 1998, compared to $357,597 for the three months ended June 30, 1997. This increase of $522,730
(146%) was the result of three month's of revenue from more than 300 phone card dispensers for 1998 compared to three months from 110 dispensers in the previous year. Rental income remained consistent at $134,044 for the quarter ended June 30, 1998, compared with $125,844 for the quarter ended June 30, 1997. Concession income increased to $19,371 for the quarter ended
June 30, 1998 from $14,804 for the prior year. Machine sales produced $29,618 in the three months ended June 30, 1998 compared to 1997 when the Company sold no machines.

          Cost of revenues represent expenses directly attributable to the operations of the phone card dispensers and operations of the bingo facilities. In total, such cost was $349,438 and $301,289 for 1998 and 1997, respectively.

          Cost of revenue specifically related to the phone card dispensers; include phone card and, in the past, royalty's costs, machine and location rental prizes paid and machine sales cost. Phone card and royalty costs were $315,157 for the three month's ending June 30, 1998, compared to $132,373 for the previous year. This 138% increase was due to the corresponding increased sales of phone cards for the three months ended June 30, 1998 compared to three months for the prior year. Machine and location rental costs decreased by $224,171 for the three-month's ended June 30, 1998. The greatest portion, $135,000, of this 251% decrease was the result of financing dispensers under a capital lease structure, which attributed to an understated net income for the March 31, 1998 quarter. The balance of the savings were realized by elimination of rental costs as a result of capital lease arrangement; however, depreciation on the capital lease offset, somewhat, the decrease in rental costs. The capitalization of these dispensers occurred during the second quarter 1998. Additionally, an amended 10-QSB for March 31, 1998 will be forthcoming.

     In 1998, prizes paid increased to $75,064 from $32,108 in 1997. A prize paid reflects the amount paid to winners from dispensers operated directly by the company, rather than those operated by the retail location. This 133% increase is the result of a larger number of dispensers being directly operated by the Company for three months ended June 30, 1998 as compared to three months ended June 30, 1997.

     Operating expenses, salaries, and general and administrative expense increased by 183% from $161,434 in the second quarter of 1997 to $456,201 in 1998. Of this amount, salaries increased almost $38,000 or 62% as the result of the addition of a national sales director and additional customer support representatives. Significant increases were also experienced in legal costs, travel related to attendance at trade shows and deployment of dispensers, development of a networked internal computer system and management information software. In addition, the size of the corporate office space was doubled during this period.

     Interest expense increased by $132,315 from $8,616 for the three months ended March 31, 1997 to $140,931 for 1998. This increase was the result of the recalculation of the capitalization of the dispenser lease in the second quarter and represents interest attributable to both the first and second quarters of 1998. As previously mentioned, an amended Form 10-QSB for March 31, 1998 will be forthcoming.

     Principally, for the reasons set forth in the preceding paragraphs, the Company had a net income of $156,342 for the three month's ended June 30, 1998, compared with a net income of $28,104 for 1997. Included in the net income for 1998 is interest expense of $140,931 and deferred federal income tax of $44,500.

                  Six Months Ended June 30, 1998
           Compared with Six Months Ended June 30, 1997

            Revenues were $2,200,595 for the six month's ended June 30, 1998 and $1,066,166 for the six month's ended June 30, 1997. This 106% increase was principally the result of additional phone card sales generated during the six month's ended June 30, 1998 and matters more fully described in the above "Three Months Compared with Three Months" discussion.

            Cost of revenues were $861,510 and $681,602 for the six month's ended June 30, 1998 and 1997, respectively. This 26% increase was principally the result of the increase long distance phone time used during the six month's ended June 30, 1998 and matters more fully described in the above "Three Months Compared with Three Months" discussion.

            Other expenses were $690,878 and $314,104 for the six month's ended June 30, 1998 and 1997, respectively. This 120% increase was principally the result of travel to locations to place new prepaid phone card dispensers, hiring additional staff, freight, legal, computer upgrades and systems development and matters more fully described in the above "Three Months Compared with Three Months" discussion.

            The significant changes in revenue and related expenses are explained in the above paragraphs more fully described in the above "Three Months Compared with Three Months" discussion and "Management's Discussion and Analysis."

Financial Position:

            The Company's financial position recorded significant improvement during the six month's June 30, 1998 as net income increased to $484,282 compared to $53,561 for six month's ended June 30, 1997; an increase of 804%. Cash and cash equivalents were $83,901 at June 30, 1998, an increase of 56% compared to $53,434 at December 31, 1997.

               The Company's working capital (current assets less current liabilities) position also improved significantly during the six month's ended June 30, 1998: $291,024 at June 30, 1998 Compared with $(122,237) at December
31, 1997.

Liquidity:

       The Company intends to substantially expand its sweepstakes-enhanced prepaid phone card business during 1998. It had over 300 dispensers placed and operating at June 30, 1998, and it would like to place and have operating additional dispensers by December 31, 1998. The actual rate of expansion will be dependent on (1) the number of dispensers that the Company's supplier can manufacture and make available and (2) the number of dispenser purchases/leases that the Company can internally fund and/or otherwise finance with either borrowing or leasing arrangements or through the sale of Dispensers directly to the retail operator.

       At the present level of dispensers currently in operation, the Company anticipates substantial increased earnings in the remainder of the 1998 Fiscal Year. As stated earlier, its rate of growth will depend on the availability of either borrowing or leasing opportunities and the number of dispensers it can sell directly to retail operators. No assurance can be given that the Company can arrange such additional financing.

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

       The Company contested the Mississippi Gaming Commission's decision to reject an appraisal on the fair market value of rents charged to the charity at its Tupelo bingo facility. The Company secured both a temporary and permanent injunction requiring the Mississippi Gaming Commission to issue the Company a license renewal for the Tupelo facility based on the two appraisals already submitted. The Mississippi Gaming Commission issued a temporary ninety-day license, which failed to comply with the injunctions. A hearing was held to determine whether the commission was in contempt of court and the Mississippi Gaming commission was held to be in contempt of court. Subsequent to the hearing a license was issued for the Tupelo facility. Following this, a license renewal for the company's Iuka location was issued.

       In the state of Washington, the company's attorneys have filed for a summary judgement to declare that the prepaid phone card dispensers and promotional sweepstakes comply with state law. The hearing is scheduled for September 25, 1998.

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

                         BINGO & GAMING INTERNATIONAL, INC.


Date:  August 19, 1998       By/s/Reid Funderburk
                             Reid Funderburk
                             Chairman, C.E.O., Director


Date: August 19, 1998         By/s/Geroge Majewski
                              George Majewski
                              President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                         BINGO & GAMING INTERNATIONAL, INC.


Date:  August 19, 1998        By/s/Reid Funderburk
                              Reid Funderburk
                              Chairman, CEO & Director


Date:  August 19, 1998        By/s/George Majewski
                              George Majewski, President, Director


Date:  August 19, 1998        By/s/R. E. Wilkin
                              R. E. Wilkin, Director


Date:  August 19, 1998        By
                              Robert H. Hughes, Director


Date:  August 19, 1998        By/s/Rick Redmond
                              Rick Redmond, Director


Date:  August 19, 1998        By/s/Robert Chappell
                              Robert Chappell, Treasurer