Form 10QSB
period 1998-09-30
BINGO & GAMING INTERNATIONAL INC
filed 1998-12-02
CIK 355590

U.S. Securities and Exchange Commission
                       Washington, DC  20549

                            FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998


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

    (1)  Yes  X    No                            (2)  Yes  X    No

There were 8,551,819 shares of common stock, $.001 par value, outstanding as of September 30, 1998.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statement

                   BINGO & GAMING INTERNATIONAL, INC.
                             BALANCE SHEETS
                                          September 30,   December 31,
ASSETS                                        1998            1997
                                           (unaudited)
Current assets
    Cash and cash equivalents              $     62,148    $       53,934
    Accounts receivable - trade (net)           528,322           347,029
    Inventories                                  60,371            19,811
    Prepaid expenses                             21,576             6,445
           Total current assets                 672,417           427,219
Property and equipment, at cost - net of
    accumulated depreciation and amortization 1,591,888           456,945
Other assets
    Organizational costs and intangible
    assets - net of accumulated amortization      7,267            19,705
    Deposits                                     67,806            49,860
    Note receivable                               2,767             7,494
            Total other assets                   77,840            77,059
                Total assets                $ 2,342,145           961,223

Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable - trade and accrued
    expenses                              $     355,811           180,862
    Accounts payable - other                        -             253,190
    Current maturities of long-term debt        163,683           122,898
            Total current liabilities           519,494           556,950
    Long-term debt, net of current maturities 1,235,113           227,162
                Total liabilities             1,754,607           784,112
Stockholders equity
    Common stock, $.001 par; 70,000,000
    shares authorized; 8,418,602 and
    8,551,819 issued and outstanding              8,745             8,418
    Additional paid-in capital                  469,039           393,197
    Retained earnings (deficit)                 109,754          (224,504)
                Total stockholders' equity      587,538           177,111
                   Total liabilities and
                   stockholders' equity     $ 2,342,145        $  961,223
See note to consolidated financial statements.

                        BINGO & GAMING INTERNATIONAL, INC
                        CONSOLIDATED STATEMENTS OF INCOME
                   NINE MONTHS ENDED SEPTEMBER 30,1997 and 1998
                                  (unaudited)
                           Three Months Ended           Nine Months Ended
                       September 30, September 30, September 30, September 30,
                          1998          1997            1998           1997

Revenue:
    Phone card sales      $  775,399    $ 323,458   $ 2,625,095  $ 1,110,766
    Rental Income            126,494      125,844       380,707      377,132
    Concession Income         14,777       20,285        42,348       47,855
    Machine sales             65,415          -         133,298          -
    Other                        362          -           1,594          -
    Total revenue            982,446      469,587   $ 3,183,041  $ 1,535,753
Cost of revenue:
    Phone card and royalties 422,602      147,487       940,834      402,165
    Machine and location
    rental                     2,600       50,908         2,908      253,964
    Prizes paid              288,528       54,838       449,709      186,127
    Hall rental               48,130       61,565       159,114      154,143
    Machines sold             47,208          -         118,013          -
    Total cost of revenue    809,068      314,798     1,670,578      996,399
Gross Margin                 173,378      154,789     1,512,463      539,354
Expenses:
    Operating expenses        49,694      106,950       293,982      279,836
    Salaries                 116,875       61,693       303,332      181,277
    General and
    administrative expenses  110,177        5,835       370,310       27,469
    Total expenses           276,746      174,478       967,624      488,582
    Operating income (loss) (103,368)     (19,689)      544,839       50,772
    Other Income                 -            -             -          1,198
    Interest expense          57,254       10,010       210,579       28,104
    Net income (loss) before
    federal income tax      (160,622)     (29,699)      334,260       23,866
Federal income tax               -            -             -            -
Net income (loss)           (160,622)     (29,699)      334,260       23,866
Retained earnings:
    Beginning (deficit)     (224,504)    (267,936)     (224,504)    (267,936)
    Ending (deficit)      $ (385,126)   $(297,635)    $ 109,756    $(244,070)

Basic and diluted Income
(loss) per common share   $    (0.02)   $   (0.01)    $    0.04    $   (0.01)

Weighted average shares
outstanding                8,508,830    8,417,600     8,508,830    8,417,600

    See notes to consolidated financial statements

                   BINGO & GAMING INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              NINE MONTHS ENDED SEPTEMBER 30,1997 AND 1998
                                         September 30,    September 30,
                                             1998             1997
OPERATING ACTIVITIES:

Net Income (loss):                     $      334,260    $   23,865
Adjustments to reconcile net income
(loss) to net cash from operating
activities:
    Depreciation and amortization             195,414        44,113
    Provision for losses on accounts
    receivable                                102,861           -
    Changes in current assets and liabilities:
      Accounts receivables                   (279,430)      (68,083)
      Inventories                             (40,559)       31,027
      Prepaid expenses                        (15,131)      (26,067)
      Accounts payables - trade and accrued
      expenses                                (78,240)        7,198
    Increase (decrease) in other assets       (17,946)       (3,711)

Net cash provided for operating
activities                                    201,229         8,342

INVESTING ACTIVITIES:

Payments for the purchase of property and
equipment                                    (190,248)      (30,437)
Payments received on notes receivable             -          32,625
    Net cash provided by (used) for investing
    activities                               (190,248)        2,188

FINANCING ACTIVITIES:

Payments on long-term debt                    (78,937)      (54,648)
Proceeds from long term debt                      -          31,997
Issuance of common stock                       76,170         1,651
Cash used by financing activities              (2,767)      (21,000)
Net increase (decrease) in cash and cash
equivalents                                     8,214       (10,470)
Cash and cash equivalents at beginning of
period                                         53,934        53,307
Cash and cash equivalents at end of period  $  62,148     $  42,837

Supplemental disclosures of cash flow information:

Interest paid                               $ 210,579      $ 10,010

Supplemental disclosure of non-cash investing
and financing activities:
Financing of equipment purchases            $1,127,672     $    -

See notes to consolidated financial statements.

                 BINGO & GAMING INTERNATIONAL, INC.
                 NOTES TO THE FINANCIAL STATEMENTS
                        September 30, 1998

    Note 1.    BASIS OF PRESENTATION

    The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

    Such financial statements as of September 30, 1998, and for the three months ended September 30, 1998 and 1997, and for the nine months ended September 30, 1998 and 1997 are unaudited, but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results from such interim periods. The results from interim periods are not necessarily indicative of results from full years.

    Such interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. They should, therefore, be read in conjunction with the Company's consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1997.

    Note 2. INCOME TAXES

    At September 30, 1998 and 1997, the Company had, for tax reporting purposes, net operating loss carryfowards of approximately $148,166 and $200,000, respectively, available to offset future taxable income. The statutory federal tax rate was 34% for the nine months ended September 30, 1998 and 1997.

    Note 3.    EARNINGS PER SHARE

    Net Income (loss) per share is based upon the weighted average number of shares outstanding during the periods (8,508,830 shares outstanding during the nine months ended September 30, 1998 and 8,417,600 during the nine months ended September 30, 1997).

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

    In October 1997, the Company executed an Exclusive Distribution
Agreement with Cyberdyne Systems, Inc. to distribute the Lucky Strike Prepaid Phone Card Dispenser, which is based on Cyberdyne's patented cartridge based technology. This agreement provides for the Company to have the exclusive distribution rights for the United States and Canada for five years with two five year options. Distribution of the Lucky Strike Prepaid Phone Cards began in October 1997, and as of September 30, 1998, over 300 dispensers were in operation in Texas, Oklahoma, Idaho, Illinois, Kentucky, and Connecticut.

    The Company intends to further develop and substantially expand its business, principally by continuing to operate and expand the distribution of the video enhanced phone card dispensers by employing locate distributors, operators and chain retailers to market our products. In addition, the Company will market the product directly to the retail location, where this is preferable. The Company will utilize various avenues to locate and communicate with these entities including trade shows, trade magazines, trade organizations, direct mail, Internet site, E-mail and industry contacts. Each territory has its own unique set of marketing characteristics; however, the Company will target among others the following retailers: bingo halls, bars and taverns, pool halls, bowling alleys, truck stops, major public transportation centers, adult game arcades, prepaid phone card routes, amusement/vending routes, convenience stores, and fraternal organizations.

    The prepaid phone card industry has grown to over a $2 billion a year business, well ahead of previous estimates. Future growth will be based on numerous factors, such as the current regulatory, taxation, and competitive environments, which are subject to change and are beyond the Company's control. While the regulations have not yet been issued, new federal taxation has placed a three percent tax on the sale of prepaid phone cards. In order to offset any increased cost of sales, the Company plans to modify its promotional sweepstakes structure. The Company currently uses three payout structures for its promotional sweepstakes marketing campaign: 70%, 65%, and 55%. The 65% and 55% sweepstakes provide sufficient margin to maintain the current level of profitability.

    The Company has added distributors for the states of Idaho and Illinois. Eight dispensers are currently in operation in Kentucky, five in Illinois and ten in Idaho. Operations are pending judicial approval in Washington State and regulatory approval in New Jersey and Pennsylvania. Negotiations with potential distributors for other states are on going.

    Total revenue from the sale of phone cards decreased by approximately $105,000 this quarter compared to the previous quarter, which ended June 30, 1998. Of this amount, approximately $60,000 resulted from a change to sales for the correction of the accounting for inventory. In addition, the Company wrote off bad debts in the amount of $102,868. In Oklahoma sales of phone cards continued to decrease significantly due to increased competition in the Indian bingo facilities. Gaming devises such as skill-stop eight-liners and electronic pull tab machines cut into the per capita spending on the Company's pre-paid phone card dispensers. Recently, however, certain skill-stop eight-liner devices have been declared illegal for Indian bingo facilities, and the Company has completed the development of software with Cyberdyne Systems, Inc., which prints four free game pieces with the purchase of each phone card. These have been placed in use in Oklahoma, and additional new promotional sweepstakes games are being developed. Some dispensers have been moved from Oklahoma to Texas, where sales have continued to increase. This is the result of adding new dispensers to several locations, the removal of illegal eight-liners in certain jurisdictions in the state, as well as the placement of dispensers in new locations. Continued enforcement activities to prosecute the estimated 50,000 eight-liner slot machines in Texas will provide for expansion opportunities for the Company's products.

    To increase profitability without additional capital outlay the Company has expanded its program of optimizing machine locations. An aggressive campaign to find new locations, effectively analyze each dispenser's profitability, and act more quickly to relocate dispensers has been instituted. The recent development of management information system software and the expanded analysis of sales will enhance this process.

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

Results of Operations

                Three Months ended September 30, 1998
        Compared with Three Months ended September 30, 1997

    Revenues include rental income from charitable organizations that lease the Company's bingo facilities, related concession and vending income, and phone card sales related to the video-enhanced dispensers. Phone card sales were $775,399 for the three months ended September 30, 1998, compared to $323,458 for the three months ended September 30, 1997. This increase results from the increased number of phone card dispensers operations for 1998 compared to the same three month period in the previous year. Rental income remained consistent at $126,494 for the quarter ended September 30, 1998, compared with $125,844 for the quarter ended September 30, 1997. Concession income decreased to $14,777 for the quarter ended September 30, 1998 from $20,285 for the prior year. Machine sales produced $65,415 in the three months ended September 30, 1998 compared to 1997 when the Company sold no machines.

    Cost of revenues represent expenses directly attributable to the operations of the phone card dispensers and operations of the bingo facilities. In total, such cost was $809,068 and $314,798 for 1998 and 1997, respectively.

    Cost of revenue specifically related to the phone card dispensers include phone cards, taxes, and royalty costs, machine and location rental, prizes paid and the cost of machines. Phone card and royalty costs were $422,602 for the three-months ending September 30, 1998, compared to $147,487 for the previous year. This 187% increase was due to the corresponding increased sales of phone cards for the three months ended September 30, 1998 compared to three months for the prior year. Machine and location rental costs decreased by $48,308 for the three-months ended September 30, 1998. The 95% decrease was the result of financing dispensers under a capital lease structure.

    In 1998, prizes paid increased to $288,528 from $54,838 in 1997. A prize paid reflects the amount paid to winners from dispensers operated directly by the Company, rather than those operated by the retail location. This 426% increase is the result of a larger number of dispensers being directly operated by the Company for three months ended September 30, 1998, as compared to the three months ended September 30, 1997.

    Operating expenses, salaries, and general and administrative expenses for the three months ended September 30, 1998 increased to 276,746 from $174,478 in the same three month period of 1997. Of this amount, salaries increased about $55,182 as the result of the addition of a national sales director, and customer support representatives. Significant increases were also experienced in legal costs, travel related to attendance at trade shows and deployment of dispensers, as well as the development of a networked internal computer system and management information software. In addition, the size of the corporate office space has doubled during this period.

    Interest expense increased by $47,244 from $10,010 for the three months ended September 30, 1997 to $57,254 for 1998. This increase is the result of an increase in debt related to the financing of dispensers.

    Principally, for the reasons set forth in the four preceding paragraphs, the Company had a net loss of ($160,622) for the three months ended September 30, 1998, compared with a net loss of ($29,699) for 1997.

                 Nine Months Ended September 30, 1998
          Compared with Nine Months Ended September 30, 1997

    Revenues were $3,183,041 for the nine months ended September 30, 1998 and $1,535,753 for the nine months ended September 30, 1997. This 107% increase was principally the result of additional phone card sales generated during the nine months ended September 30, 1998 and matters more fully described in the above "Three Months Compared with Three Months" discussion.

    Cost of revenues was $1,670,578 and $996,399 for the nine-months ended September 30, 1998 and 1997, respectively. This 68% increase was principally the result of the increase in the long distance phone time used during the nine months ended September 30, 1998 and matters more fully described in the above "Three Months Compared with Three Months" discussion.

    Other expenses were $967,624 and $488,582 for the nine months ended September 30, 1998 and 1997, respectively. This 98% increase was principally the result of travel to locations to place new prepaid phone card dispensers, hiring additional staff, freight, legal, computer upgrades, system development and matters more fully described in the above "Three Months Compared with Three Months" discussion.

    The significant changes in revenue and related expenses are explained in the above paragraphs under matters more fully described in the above "Three Months Compared with Three Months" discussion and " Management's Discussion and Analysis".

Financial Position

    The Company's financial position improved significantly during the nine months ended September 30, 1998 as net income increased to $334,260 compared to $23,866 for nine months ended September 30, 1997. Cash and cash equivalents were $62,148 at September 30, 1998, an increase of 15% compared to $53,934 in 1997.

    The Company's working capital (current assets less current liabilities) position also improved significantly during the nine months ended September 30, 1998: $152,923 at September 30, 1998 compared with a deficit of $(122,237) at December 31, 1997.

Liquidity

    The Company intends to substantially expand its sweepstakes-enhanced prepaid phone card business during 1998. It had over 300 dispensers placed and operating at September 30, 1998 and it would like to place and have operating additional dispensers by December 31, 1998. The actual rate of expansion will be dependent on (1) the number of dispensers that the Company's supplier can manufacture and make available and (2) the number of dispenser purchases/leases that the Company can internally fund and/or otherwise finance with either borrowing or leasing arrangements or through the sale of dispensers directly to the retail operator.

    At the present level of dispensers currently in operation, the Company anticipates increased earnings in the remainder of the 1998 Fiscal Year. As stated earlier, its rate of growth will depend on the availability of either borrowing or leasing opportunities and the number of dispensers it can sell directly to retail operators. No assurance can be given that the Company can arrange such additional financing.

    When used anywhere in this Form 10-QSB, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases, "will likely result", "are expected to", "is anticipated", "estimated", "projected", "outlook", "believes", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include the Company's plans to establish new distributorships, expand markets, increase profitability of dispensers, and similar statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, or to update the reasons why actual results could differ from those projected in the forward looking statements.

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

    Red River Bingo, Inc. was assessed civil penalties totaling $25,000 in 1995 by the state of Louisiana for alleged charitable gaming law violations. Management vigorously contested this claim, and Louisiana's Charitable Gaming Division canceled a hearing scheduled on this matter in 1996. No further correspondence has been received from the state of Louisiana and management believes that no future action will be forthcoming that could have a material adverse affect on the Company, particularly since there have been no operations in Louisiana since 1995.

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

    The Mississippi Gaming Commission has now appealed the injunctions, as well as the contempt of court hearings. No date has been set on these appeals.

    Subsequent to the receipt of its license renewals in Tupelo and Iuka, the Mississippi Gaming Commission denied the Company's license renewal application for its Meridian facility; however, this bingo hall continues to operate pending the results of a hearing. No date has been set for the hearing. The Company believes that the application was denied based on the amount of rent charged to the charitable organization conducting bingo there; however, this same amount of rent had been approved for the three previous license years and was approved for the Tupelo and Iuka locations.

    The Mississippi Gaming Commission has also rejected a renewal application for Bell's Educare, the charitable organization conducting bingo in our Iuka facility. This matter has also been appealed by the charity, which continues to conduct bingo there.

    In the state of Washington, the Company's attorneys have filed for a summary judgement to declare that the prepaid phone card dispensers and promotional sweepstakes comply with state law. The hearing took place September 25, 1998.

    The Washington Gambling Commission sought a Summary Judgement, which would have declared the Lucky Strike Prepaid Phone Card Dispensers to be illegal gaming devices and the sweepstakes to be an illegal lottery. The court denied this Motion. The Company sought to have the court rule that the dispensers and promotional sweepstakes were a legal promotional sweepstakes. The court also denied this Motion. The Company is currently contemplating the cost effectiveness of proceeding with this matter.

Item 2.   Changes in Securities.

              None

Item 3.   Defaults Upon Senior Securities.

              None

Item 4.   Submission of Matters to a Vote of Security Holders.

              None

Item 5.   Other Information.

    The Company has undertaken a program to ensure that it is Year 2000 compliant. Cyberdyne Systems, Inc., the manufacturer of the Lucky Strike Prepaid Phone Card Dispensers, has provided information that this product is Y2000 compliant. Correspondence with the manufacturers of all of the computer hardware and software products used by the Company has been sent to determine whether or not these products are Y2000 compliant. Currently, such additional vendors as banks, insurance companies, and others are being contacted to further ensure a smooth transition into the next century.

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

                                 BINGO & GAMING INTERNATIONAL, INC.


    Date: 11/30/98               By/s/Reid Funderburk
                                 Reid Funderburk
                                 Chairman, C.E.O., Director


    Date: 11/30/98               By/s/George Majewski
                                 George Majewski
                                 President, Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                 BINGO & GAMING INTERNATIONAL, INC.


    Date: 11/30/98               By/s/Reid Funderburk
                                 Reid Funderburk, Chairman, CEO & Director


    Date: 11/30/98               By/s/George Majewski
                                 George Majewski, President, Director


    Date: 11/30/98               By/s/R. E. Wilkin
                                 R. E. Wilkin, Director


    Date: 11/30/98               By/s/Rick Redmond
                                 Rick Redmond, Director


    Date: 11/30/98               By/s/Rhonda McClellan
                                 Rhonda McClellan, Chief Financial Officer