Form 10KSB
period 1998-12-31
BINGO & GAMING INTERNATIONAL INC
filed 1999-04-15
CIK 355590

BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                     U.S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

     For  the  calendar  year  ended  December  31,  1998
                                      -------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from  _________________ to __________________

                          Commission File No.  0-10519
                                              --------

                         BINGO & GAMING INTERNATIONAL, INC.
                         ----------------------------------

              OKLAHOMA                                    73-1092118
      ----------------------------------        --------------------------
      (State  or  Other  Jurisdiction of        (I.R.S. Employer I.D. No.)
       incorporation  or  organization)

                        13581 Pond Springs Rd.  Suite 105
                               Austin, Texas 78729
                              --------------------
                    (Address of Principal Executive Offices)

                   Issuer's Telephone Number:  (512) 335-0065
                                              ---------------





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

     (1)   Yes  X   No          (2)   Yes  X   No
               --                         --

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent calendar year:   December 31, 1998 -
$4,207,297

The  Exhibit  Index  commences  on  page  32  .

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     Febrary  28,  1999.  -  $2,368,442.  There  are  approximately  4,736,884 shares  of  common  voting  stock  of  the  Registrant  held  by non-affiliates.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

                                 Not Applicable.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               February 28,  1999

                      8,551,819  shares  of  common  stock

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.


           Transitional Small Business Issuer Format   Yes  X   No ___
                                                           ---

                                    TABLE OF CONTENTS

                                                                                    Page
                                                                                   Number
                                                                                   ------
Item 1.  Description of Business. . . . . . . . . . . . . . . . . . . . . . . . .       1
         ------------------------------------------------------------------------

Item 2.  Description of Property. . . . . . . . . . . . . . . . . . . . . . . . .       3
         ------------------------------------------------------------------------

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . .       3
         ------------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . .       4
         ------------------------------------------------------------------------

Item 5.  Market for Common Equity and Related Stockholder Matters . . . . . . . .       4
         ------------------------------------------------------------------------

Item 6.  Management's Discussion and Analysis . . . . . . . . . . . . . . . . . .       5
         ------------------------------------------------------------------------

Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .       9
         ------------------------------------------------------------------------

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         ------------------------------------------------------------------------
         Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . .      26
         ------------------------------------------------------------------------

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
         ------------------------------------------------------------------------
         with Section 16(a) of the Exchange Act . . . . . . . . . . . . . . . . .      26
         ------------------------------------------------------------------------

Item 10. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . .      28
         ------------------------------------------------------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management . . . . .      29
         ------------------------------------------------------------------------

Item 12. Certain Relationships and Related Transactions . . . . . . . . . . . . .      30
         ------------------------------------------------------------------------

Item 13. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .      31
         ------------------------------------------------------------------------

                                     PART I

Item  1.  Description  of  Business.
          -------------------------

BUSINESS
--------

Background
----------

Bingo and Gaming International, Inc., an Oklahoma corporation ("BGI" or the "Company"), headquartered in Austin, Texas, is a distributor of prepaid phone card dispensers ("dispensers") and prepaid phone cards. In addition, the Company operates as a lessor of charity bingo facilities.

The Company consists of five wholly-owned subsidiaries, Tupelo Industries, Inc., a Mississippi corporation, ("Tupelo"), Meridian Enterprises, Inc., a Mississippi corporation, ("Meridian"), and Red River Bingo, Inc., a Louisiana corporation, ("Red River"), Monitored Investments, Inc., a Texas corporation, ("Monitored") and PrePaid Plus, Inc., a Texas corporation, ("PPI"). With the exception of PPI, the subsidiaries are dormant or sub-lessors of real property to three charitable bingo operations in Meridian, Iuka, and Tupelo, Mississippi. PPI was formed in October, 1997 for the purpose of conducting the prepaid phone card activities.

In 1994, BGI merged with Monitored Investment, Inc. and Affiliates (Monitored Investment, Inc, Red River Bingo, Inc., Tupelo Industries, Inc. and Meridian Enterprises, Inc., hereinafter referred to collectively as "Monitored"). The stockholders of Monitored became the controlling stockholders of the consolidated company in a reverse merger.

Business
--------

The Company began its operations in December 1994 and was engaged in the business of managing charity bingo locations as well as owning and operating, as licensed commercial lessors, charity bingo locations. In May 1996, the Company began renting and distributing prepaid phone card vending machines that employed a novel marketing concept of permitting consumers to enter a free promotional sweepstakes offering cash prizes from $1 to $1,000. The Company redirected its focus to ownership of the prepaid phone card vending machines for its own distribution as well as offering them for resale during 1997. This effort was facilitated by negotiating an exclusive agreement with a new vendor, offering machines with a patented cartridge based technology that offers superior controls over cash collections and the accounting for promotional prizes paid. In addition, this new contract expanded the exclusive territory from Texas to all of North America.

Currently, the Company owns 325 dispensers that are located throughout the states of Texas, Oklahoma, Arizona, California, Connecticut, Idaho, and Illinois. Most of the machines are located in charitable bingo halls and Indian bingo facilities, but some are located in bars and bowling alleys.

During the year ended December 31, 1998, the Company operated three charity bingo centers. Casino Bingo in Meridian, Mississippi, commenced business in June, 1992. Magnolia Bingo in Tupelo, Mississippi, commenced business in June, 1992. Tishomingo Bingo in Iuka, Mississippi, began operating in June, 1995.

Services  and  Products
-----------------------

Until the end of 1996, the Company's sole business consisted of managing and/or leasing charity bingo facilities in Texas, Louisiana and Mississippi. At the end of 1996, the Company began to rent prepaid phone card dispensers and sell prepaid long distance phone cards to be vended from the dispensers and discontinued the management of bingo facilities. By the end of 1997, the Company began to sell and purchase dispensers for its own operation as well as continue the sale of phone cards and continued its activities as a lessor of charity bingo facilities

Competition
-----------

The promotional sweepstakes phone card industry represents only a fraction of the telecard industry. Although there is little competition in this segment of the prepaid phone card industry, the Company feels its product, personnel and customer service will propel it ahead of any competition. The proprietary methods, procedures and processes developed by the Company, since its entry into the market, are the basis of the expansion plan in new territories.

While there is significant competition in the charitable bingo industry in certain markets, the Company does not believe that this is a factor in its current locations.

Major  Suppliers
----------------

The Company's dispensers are manufactured solely by Cyberdyne Systems, Inc. of Phoenix, Arizona. Cyberdyne has been manufacturing related equipment since 1987, and it has diversified into such other areas as gaming and finite pull tab dispensers. Although the Company depends on this one source for its product, the manufacturer is financially sound and has been in operation for over ten years. Two sources supply the thermal paper used in the Dispensers, and the Company currently relies on two resellers of long distance service for the phone time Starpoint, Inc and Tradex International. Over 39% of the Company's phone card revenue comes from Prestige Distributing, Inc., in Oklahoma. The Company is actively seeking locations in other states in addition to Texas, Oklahoma, Illinois, Arizona, California, Connecticut, Pennsylvania and Idaho to continue diversifying its operating area.

Government  Regulations
-----------------------

The charity bingo business is regulated by the states in which such businesses are operated. Charity operators and commercial lessors must be licensed. Furthermore, states regulate the amount that the charity lessees can incur for rents of bingo facilities. In March 1999, the Mississippi legislature passed
House  Bill  997  removing  "the  requirement  that a commercial lessor obtain a license from the Gaming Commission." In addition, this bill empowers the Gaming Commission to determine what a reasonable fair market rental rate is for bingo facilities. The Company has a history of four years of appraisals approved by the Gaming Commission. However, there exists a possibility that the Commission may challenge the rates it has previously approved. The Company will contest any challenge by the Commission of rates it has previously approved.

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

Employees
---------
At February 29, 1999, the Company had one part-time and twelve full-time employees. The Company's relationship with all of its employees is believed to be satisfactory. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.

Subsequent  Events
------------------

See  actions  of  the  Mississippi  Legislature  discussed  under  Government
Regulation.

Item  2.  Description  of  Property.
          -------------------------

The Company leases all of it locations. Meridian occupies a 13,000 square foot bingo facility located at 2306 North Frontage Road, Meridian, Mississippi. Tupelo occupies an 11,800 square foot bingo facility located at 1800 North Gloster, Tupelo, Mississippi. Tupelo also leases a 16,000 square foot bingo facility located at 2243 Highway 25, South, Iuka, Mississippi. Additionally, the Company leases a 4,000 square foot space at College Park Shopping Center, Meridian, Mississippi. The corporate office for the Company is comprised of a 3,000 square foot warehouse and general office suite located at 13581 Pond Springs Road, Suite 105, Austin, Texas. All of such locations are well-maintained, well-equipped, and suitable for their intended purposes. Management believes that all of the leased properties are adequately covered by insurance. No material renovations are currently contemplated for these leased properties.

The bingo facilities are superior to those of competing bingo halls in the comparable area according to appraisals conducted for the Company for submission to the Mississippi Gaming Commission. The office/warehouse properties are well situated and easily accessible by major thoroughfares.

                      Expiration  Option to    Monthly           Option
Lease Description        Date       Renew        Rent             Rent
--------------------  ----------  ---------  ------------  ------------------
Casino Bingo . . . .     2/29/00  None       $      7,150  None
Meridian, MS

Magnolia Bingo . . .    12/31/03  None       $      4,125   10% increase plus
Tupelo, MS                                                 and incrementals

Tishomingo Bingo . .     5/31/02  None       $      3,000  No increase
Iuka, MS

College Park . . . .     8/31/99  None       $      2,738  $ 7.25-$8.00  foot
Meridian, MS                                               square foot

General Office, #105    09/30/01  None       $1,125-1,200  None
Warehouse. . . . . .    05/31/01  None       $1,110-1,185  None
Austin, Texas

Item 3.  Legal Proceedings.
         -----------------

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

In 1995, Red River Bingo, Inc. was assessed civil penalties totaling $25,000 by the State of Louisiana for alleged charitable gaming law violations. Louisiana's Charitable Gaming Division canceled a hearing scheduled on this matter in 1996. No further correspondence has been received from the State of Louisiana and management believes that no future action will be forthcoming based upon the time that has elapsed and that the Company no longer operates in that state.

In 1998, the Mississippi Gaming Commission rendered a decision to reject an appraisal on the fair market value of rents charged at the Tupelo bingo facility. A permanent injunction was obtained requiring the Gaming Commission to renew the Company's license to operate as a lessor. The Commission was ordered to accept the two appraisals already submitted and received a contempt of court citation. Subsequently, the Commission issued a license renewal for the Iuka location and has appealed the injunction on the license renewal for the Tupelo location. In addition, the Commission declined to renew a third facility license for the Meridian location, but the facility has continued to operate pending the results of a hearing whose date has yet to be determined. Finally, The Commission has denied a renewal application for the charitable lessee of the Iuka facility. This matter is being vigorously appealed by the charity.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
          -----------------------------------------------------------

No  matters  were  submitted  to  the  Stockholders  during  this  fiscal  year.

                                     PART II

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters.
          ---------------------------------------------------------------

Market  Information
-------------------

The Company's Common Stock, $.001 par value, is traded on the OTC Electronic Bulletin Board under the symbol "BING". The following table shows the range of reported high and low closing bid quotations for the Company's Common Stock, for the fiscal periods indicated, as reported on the NASD OTC Electronic Bulletin Board.

               Common  Stock
                High    Low
                -----  -----
Fiscal 1997
--------------
First quarter.  1.375  0.750
Second quarter  1.125  0.250
Third quarter.  0.625  0.188
Fourth quarter  0.688  0.375

Fiscal 1998
--------------
First quarter.  1.600  0.375
Second quarter  1.438  0.688
Third quarter.  1.375  0.688
Fourth quarter  0.813  0.250

Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail mark-ups, markdowns or commissions.

Shareholders
------------

The number of record holders of the Company's common stock as of December 31, 1998, was approximately 315; such number does not include an indeterminate number of stockholders whose shares were held by brokers in street name, and of which the Company is not aware. As of February 29, 1999, there were approximately 233 unrestricted stockholders.

Dividends
---------

There are no present material restrictions that limit the ability of the Company to pay dividends on its common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock and does not intend to pay dividends in the foreseeable future.

Recent  Sales  of  Unregistered  Securities
-------------------------------------------

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

Item  6.  Management's  Discussion  and  Analysis  and  Plan  of  Operations.
          ------------------------------------------------------------------

Selected  Financial  Information
--------------------------------

The following selected financial information has been derived from the financial statements of the Company. It should be read in conjunction with such financial statements and the notes thereto.

                                 Year ended           Year ended
                              December 31, 1998    December 31,1997
                             -------------------  ------------------
STATEMENT OF INCOME:
Total revenues. . . . . . .  $        4,207,297   $       2,212,164
Cost of revenues. . . . . .          (2,433,922)         (1,397,056)
Total expenses. . . . . . .          (1,123,725)           (730,677)
Operating income. . . . . .             649,650              84,431
Net income. . . . . . . . .             126,646              43,432
Net income per common share                0.01                0.01

BALANCE SHEET:
Current assets. . . . . . .  $          674,077   $         434,713
Current liabilities . . . .             890,772             556,950
Total assets. . . . . . . .           2,192,994             961,223
Long-term debt. . . . . . .             747,772             227,162
Stockholders' equity. . . .             554,450             177,111

Plan  of  Operation
-------------------

In October 1997, the Company executed an exclusive distribution agreement with Cyberdyne Systems, Inc. to distribute the Lucky Strike Prepaid Phone Card Dispenser. This agreement provides for the Company to have the exclusive distribution rights for North America for five years with two five year options. Distribution of the Lucky Strike Prepaid Phone Cards began in October 1997, and by March 31, 1998, over 275 dispensers were in locations in Texas, Oklahoma and Washington. As of March 31, 1999, the Company has 325 dispensers in operation in Texas, Oklahoma, Arizona, California, Illinois, Idaho, Connecticut, and Pennsylvania.

The Company intends to further develop and expand operations by focusing on upgrading the locations of existing machines that are owned as well as increase the number of distributers in states other than Texas and Oklahoma. The main focus for immediate expansion will be in California, one of the largest markets for bingo activities in the United States. A recent court decision in that state ruled that prepaid phone card dispensers with a sweepstakes are legal, creating a large untapped market. In addition, the Texas machine placements of the Company's phone card machines have increased during the last few months of 1998 and early 1999 with the pressure on local law enforcement officials and for the Texas Legislature to restrict certain devices that compete in the same market. The expansion of the Texas market has facilitated the optimal placement of machines owned by the Company. Finally, the Company is reevaluating its Oklahoma machine placements and will directly operate its owned machines in this state during 1999.

In order to diversify its product line, the Company secured exclusive distribution rights for Texas, Oklahoma, and Ohio for Cyperdyne's electronic pull tab reading machines. The Company is currently performing a market test on these machines in Oklahoma and expects to place several in Texas on Indian reservations in the immediate future. In addition, the Company began selling longer term calling cards in early 1999. These cards are being marketed through machine locations, web-site, and other retail locations.

     At the present level of Dispensers currently in operation, the Company anticipates substantially increased earnings in the 1999 Fiscal Year. The rate of growth will depend on the availability of either borrowing or leasing opportunities, and the number of dispensers it can sell directly to retail operators.

     As of December 31, 1998, the Company had a working capital deficit of $216,695. This deficit is the result of financing machines owned and operated by the Company with capital leasing arrangements at high interest rates with 2 to 3 year maturities. In addition, although these expansion efforts were justified based upon the demand for placement of the machines in Oklahoma in the first and second quarter of 1998, the third quarter sales of phone cards in this territory decreased as a result of competition and unsatisfactory performance on the part of the distributor.

Results  of  Operations
-----------------------
                           Year ended December 31, 1998
                           ----------------------------
                   Compared with Year ended December 31, 1997
                   ------------------------------------------

The Company experienced an overall increase of 90.2% in total revenues from sales during the year ended December 31, 1998, over the previous year. Revenues include rental income from charitable organizations that lease the Company's bingo facilities as well as the related concession and vending income. In addition, phone card activities produce revenues from the sale of machines and phone cards as well as rentals on machines.

The major revenue source for the Company for the years ended December 31, 1998 and 1997, was from the sale of phone cards. Sales for the year ended December 31, 1998, were $3,444,523 compared to $1,621,748 for the year ended December 31, 1997. This represents an increase of $1,822,775 or 112.4%. This increase resulted from the placement of an additional 274 machines during the year ended December 31, 1998.

Machine sales resulted in revenues of $118,298 for 1998 versus $19,330 for 1997. This represents an increase of $98,968 or 512.0%. Sales of machines increased directly as a result of acquisitions by customers for locations in which the Company had previously placed machines. In addition, 1998 represents the first full year of sales of the Cyberdyne prepaid phone card dispenser as opposed to sales for 1997 that were generated in the last two months of the year.

Rental and concession income from charity bingo locations have been major revenue sources for the Company for both 1998 and 1997 producing 13.4% and 25.0%, respectively, of total revenues from sales. This revenue source has remained relatively consistent over the two year period in total dollars at $565,622 and $552,789, respectively. However, rental income is diminishing as function of total sales. This is a result of the increased focus of the Company on the prepaid phone card activities.

     Cost of revenues represent expenses directly attributable to the operations of the phone card dispensers and operations of the bingo facilities. In total, such cost was $2,433,922 and $1,397,056 for 1998 and 1997, respectively. While the cost of revenues has increased by $1,036,866 in 1998 versus 1997, the cost of revenue as a percent of sales for the years 1998 and 1997 is 57.9% and 63.2%, respectively. This represents a decrease of approximately 5.3% in cost of revenues for 1998 from 1997.

The components of cost of revenues for the phone card segment consist of the cost of phone cards and royalties/commissions, machines, prizes paid, and machine rental. The cost of phone cards and royalties/commissions as a percent of the phone sales for 1998 and 1997 decreased by approximately 5.3%. This is the result of changing vendors for the phone cards at the end of 1997 and realizing a price decrease. However, the cost of prizes paid as a percent of phone card sales for the two comparative years increased by 4.5% which is the result of increasing the number of machines overall that were operated by the Company. Finally, machine rent decreased by $216,583 during 1998 as compared to 1997 resulting from the direct acquisition of machines by the Company through its new vendor rather than rental of machines during most of 1997.

The component of cost of revenues for the charity bingo facilities leasing segment consists of the rental cost of such facilities as well as supplies. The cost of such rental increased by $5,820 in 1998 as compared to 1997 and is the result of increases in lease costs for two of the three bingo locations.

Operating expenses for the Company consist primarily of advertising, travel, repairs and maintenance, auto expense, registration fees, and business promotion. Operating expenses for 1998 were $195,799 as compared to $136,055 for 1997. This resulted in an increase of $59,744 (or 44.0%) in operating expenses for 1998 as compared to 1997. This increase is the result of increased marketing efforts through trade shows and trade publications as well as direct mail efforts.

General and administrative expense consists of rent, consultant services, director's liability insurance, computer maintenance, legal expense, accounting services, office supplies and depreciation. This category of expense increased to $510,708 from $362,178 for the comparable period by $148,530 for 1998 as compared to 1997. This represents an increase of 41.0% due to increased costs for legal and lobbying of approximately $54,000 to facilitate the expansion of territories for the prepaid phone card activities. Also, the Company hired an investor relations consultant, risk management company to review insurance coverage, and a management information system consultant resulting in a total cost of approximately $20,000 during 1998. Finally, insurance coverage for the Company was reviewed during 1998. Director's and officer's liability insurance, a key man life insurance policy for the CEO, and additional coverage in other areas was obtained resulting in an increase in insurance expense of approximately $24,000.

Salaries and benefits increased by $184,774 or 79.5% in 1998 versus 1997. This increase is related to pay increases and related expenses to the Chief Executive Officer and President of approximately $30,000 incurred during 1998. In addition, the Company hired a Chief Financial Officer accounting for $12,000 of this increase. Finally, the Company hired two additional full-time technicians and a secretary.

In summary, net income for 1998 is $126,646 as compared to $43,432 for 1997 which is an increase of $83,214 or an increase of approximately 191.6%.

Liquidity
---------

As of December 31, 1998 and 1997, the Company's total assets were $2,192,994 and $961,223, respectively, with total liabilities of $1,638,544 and $784,112, respectively. Current assets of $674,077 and $434,713 represent 75.7% and 78.1% of current liabilities of $890,772 and $556,950. Deterioration of the Company's cash position is the result of expansion efforts with company purchased machines placed in Oklahoma during the first half of 1998 financed by capital leases at high interest rates as well as bank loans and debt from financing companies with two to three year maturities. Increases in accounts receivable between 1998 and 1997 are a direct reflection of the increased level of sales experienced in 1998. The Company's liabilities of $1,638,544 consist of $931,963 of a fully secured capital lease obligation, $294,918 of current liabilities consisting of accounts payable and accrued expenses, and $411,663 of long-term debt.

During the year ended December 31, 1998, the working capital deficit increased $94,458 to $216,695 as of December 31, 1998, from $122,237 for the prior year end. The balances of accounts payable and accrued expenses increased by $114,056 and accounts receivable increased by $90,821 for the comparative years. These increases were as a result of increased sales for 1998. As of December 31, 1998, the Company was delinquent on $138,000 or 46.8% of its accounts payable. The Company's accounts receivable at December 31, 1998, include approximately $273,000 from the Oklahoma distributor.

The Company has a need for additional working capital to meet contractual obligations. Management believes that revenues from the existing machines owned by the Company will be sufficient to produce the necessary working capital to meet its working capital requirements.

Year  2000  Issues
------------------

The Company is currently evaluating its computer systems to determine whether modifications and expenditures will be necessary to make its systems and those of its vendors compliant with year 2000 requirements. These requirements have arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail as a result of their inability to properly interpret date codes beginning January 1, 2000. For example, such programs may interpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00". The Company believes it will timely meet its year 2000 compliance requirements and does not anticipate that the cost of compliance will have a material adverse effect on its business, financial condition, or results of operations. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.


























                       THIS SPACE LEFT INTENTIONALLY BLANK

Item  7.  Financial  Statements.
          ---------------------

          The following financial statements are included hereinafter:

                                                                 Page No.
                                                                 --------
  Independent Certified Public Accountants' Report. . . . . . .        10

  Consolidated Balance Sheets as of December 31, 1998 and 1997.        11

  Consolidated Statements of Income (Loss)
    for the years ended December 31, 1998 and 1997. . . . . . .        12

  Consolidated Statement of Changes in Stockholders' Equity
    for the years ended December 31, 1998 and 1997. . . . . . .        13

  Consolidated Statements of Cash Flows
    for the years ended December 31, 1998 and 1997. . . . . . .        14

  Notes to Consolidated Financial Statements. . . . . . . . . .        15

                         BROWN, GRAHAM AND COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS





Bingo  &  Gaming  International,  Inc.
Austin,  Texas

                          INDEPENDENT AUDITOR'S REPORT

We have audited the consolidated balance sheets of Bingo & Gaming International, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bingo & Gaming International, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                             /S/ Brown, Graham and Company, P.C.


Georgetown,  Texas
March  25,  1999

                BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            DECEMBER 31, 1998 AND 1997

                                      ASSETS
                                      ------

                                                              1998         1997
                                                           -----------  ----------
Current assets:
Cash and cash equivalents . . . . . . . . . . . . . . . .  $  133,184   $  53,934
Accounts receivable - trade, net. . . . . . . . . . . . .     437,850     347,029
Inventories . . . . . . . . . . . . . . . . . . . . . . .      87,169      19,811
Note Receivable (note 3). . . . . . . . . . . . . . . . .           -       7,494
Prepaid expenses. . . . . . . . . . . . . . . . . . . . .      15,874       6,445
                                                           -----------  ----------

 Total current assets . . . . . . . . . . . . . . . . . .     674,077     434,713
                                                           -----------  ----------

Property and equipment, at cost - net (note 5). . . . . .   1,357,187     456,945
                                                           -----------  ----------

Other assets:
Organizational costs and intangible assets - net (note 4)       6,451      19,705
Deferred financing costs (note 10). . . . . . . . . . . .     122,572           -
Deposits. . . . . . . . . . . . . . . . . . . . . . . . .      32,707      49,860
                                                           -----------  ----------

 Total other assets . . . . . . . . . . . . . . . . . . .     161,730      69,565
                                                           -----------  ----------

 Total assets . . . . . . . . . . . . . . . . . . . . . .  $2,192,994   $ 961,223
                                                           ===========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable - trade and accrued expenses . . . . . .  $  294,918   $ 180,862
Accounts payable - other (note 5) . . . . . . . . . . . .           -     253,190
Current maturities of long-term debt (note 6) . . . . . .     142,962     122,898
Current maturities of lease obligations (note 7). . . . .     452,892           -
                                                           -----------  ----------

 Total current liabilities. . . . . . . . . . . . . . . .     890,772     556,950

Long-term debt, net of current maturities (note 6). . . .     268,701     227,162
Long-term portion of lease obligations (note 7) . . . . .     479,071           -
                                                           -----------  ----------

 Total liabilities. . . . . . . . . . . . . . . . . . . .   1,638,544     784,112
                                                           -----------  ----------

Stockholders' equity:
Common stock, $.001 par; 70,000,000 shares
  authorized; 8,551,819 and 8,558,418,6021,5
  and 8,418,602 issued and outstanding. . . . . . . . . .       8,551       8,418
Additional paid-in capital. . . . . . . . . . . . . . . .     643,757     393,197
Retained earnings (deficit) . . . . . . . . . . . . . . .     (97,858)   (224,504)
                                                           -----------  ----------

 Total stockholders' equity . . . . . . . . . . . . . . .     554,450     177,111
                                                           -----------  ----------

 Total liabilities and stockholders' equity . . . . . . .  $2,192,994   $ 961,223
                                                           ===========  ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                BINGO  &  GAMING  INTERNATIONAL,  INC.  AND  SUBSIDIARIES
                          CONSOLIDATED  STATEMENTS  OF  INCOME
                    YEARS  ENDED  DECEMBER  31,  1998  AND  1997

                                                      1998         1997
                                                   -----------  -----------
Revenue:
Phone card sales. . . . . . . . . . . . . . . . .  $3,444,523   $1,621,748
Hall rental and concession income . . . . . . . .     565,622      552,789
Machine sales . . . . . . . . . . . . . . . . . .     118,298       19,330
Other . . . . . . . . . . . . . . . . . . . . . .      78,854       18,297
                                                   -----------  -----------

 Total revenue. . . . . . . . . . . . . . . . . .   4,207,297    2,212,164
                                                   -----------  -----------

Cost of revenue:
Phone cards and royalties . . . . . . . . . . . .   1,064,644      581,393
Machine and location rental . . . . . . . . . . .     107,215      323,798
Prizes paid . . . . . . . . . . . . . . . . . . .     735,839      273,497
Hall rental . . . . . . . . . . . . . . . . . . .     207,528      201,708
Machine depreciation. . . . . . . . . . . . . . .     200,949            -
Machines sold . . . . . . . . . . . . . . . . . .     117,747       16,660
                                                   -----------  -----------

 Total cost of revenue. . . . . . . . . . . . . .   2,433,922    1,397,056
                                                   -----------  -----------

Gross margin. . . . . . . . . . . . . . . . . . .   1,773,375      815,108
                                                   -----------  -----------

Expenses:
Operating expenses. . . . . . . . . . . . . . . .     195,799      136,055
Salaries. . . . . . . . . . . . . . . . . . . . .     417,218      232,444
General and administrative expenses . . . . . . .     510,708      362,178
                                                   -----------  -----------

 Total expenses . . . . . . . . . . . . . . . . .   1,123,725      730,677
                                                   -----------  -----------

Operating income. . . . . . . . . . . . . . . . .     649,650       84,431

Other income and expense:
Impairment of long-lived assets (note 17) . . . .    (205,192)           -
Interest expense. . . . . . . . . . . . . . . . .    (317,812)     (40,999)
                                                   -----------  -----------

Net income. . . . . . . . . . . . . . . . . . . .  $  126,646   $   43,432
                                                   ===========  ===========

Basic and diluted income (loss) per common share.  $     0.01   $     0.01
                                                   ===========  ===========

Weighted average shares outstanding . . . . . . .   8,516,704    8,421,086
                                                   ===========  ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

               BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                            Additional    Retained
                                   Common     Paid-in     Earnings
                                    Stock     Capital    (Deficit)    Total
                                   -------  -----------  ----------  --------
Balance at December 31, 1996. . .  $ 8,415  $   391,539  $(267,936)  $132,018

Net income. . . . . . . . . . . .        -            -     43,432     43,432
Issuance of common stock for cash        3        1,658          -      1,661
                                   -------  -----------  ----------  --------

Balance at December 31, 1997. . .    8,418      393,197   (224,504)   177,111

Net income. . . . . . . . . . . .        -            -    126,646    126,646
Issuance of warrants and options.        -      174,513          -    174,513
Issuance of common stock for cash      133       76,047          -     76,180
                                   -------  -----------  ----------  --------

Balance at December 31, 1998. . .  $ 8,551  $   643,757  $ (97,858)  $554,450
                                   =======  ===========  ==========  ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                  BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                   1998         1997
                                                                -----------  ----------
Operating activities:
Net income (loss). . . . . . . . . . . . . . . . . . . . . . .  $  126,646   $  43,432
Adjustments to reconcile net income (loss) to net cash from
 operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . .     268,988      65,425
   (Gain) Loss on disposal of assets . . . . . . . . . . . . .      (3,161)          -
   Provision for bad debts . . . . . . . . . . . . . . . . . .      76,017      36,287
          Deferred financing cost. . . . . . . . . . . . . . .      43,776           -
          Options for common stock issued for consulting fees.       8,166           -
   Changes in current assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . . .    (166,838)   (207,512)
     Inventories . . . . . . . . . . . . . . . . . . . . . . .     (67,358)     34,516
     Prepaid expenses. . . . . . . . . . . . . . . . . . . . .      (9,429)     (6,025)
     Accounts payable - trade and accrued expenses . . . . . .     102,880      69,995
                                                                -----------  ----------

Net cash from operating activities . . . . . . . . . . . . . .     379,687      36,118
                                                                -----------  ----------

Investing activities:
Purchase of property and equipment . . . . . . . . . . . . . .    (141,409)   (135,855)
Proceeds from sale of equipment. . . . . . . . . . . . . . . .      56,946           -
Increase (decrease) in other assets. . . . . . . . . . . . . .      17,153      13,689
Payments received on notes receivable. . . . . . . . . . . . .       7,494      33,319
                                                                -----------  ----------

Cash used by investing activities. . . . . . . . . . . . . . .     (59,816)    (88,847)
                                                                -----------  ----------

Financing activities:
Payments on long-term debt . . . . . . . . . . . . . . . . . .    (425,651)    (95,414)
Proceeds from long-term debt . . . . . . . . . . . . . . . . .     108,850     147,109
Issuance of common stock . . . . . . . . . . . . . . . . . . .      76,180       1,661
                                                                -----------  ----------

Cash used (provided) by  financing activities. . . . . . . . .    (240,621)     53,356
                                                                -----------  ----------

Net increase in cash and cash equivalents. . . . . . . . . . .      79,250         627

Cash and cash equivalents at beginning of year . . . . . . . .      53,934      53,307
                                                                -----------  ----------

Cash and cash equivalents at end of year . . . . . . . . . . .  $  133,184   $  53,934
                                                                ===========  ==========

Supplemental disclosures of cash flow information:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . .  $  317,812   $  39,470
                                                                ===========  ==========
Taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . .  $    6,304   $   3,179
                                                                ===========  ==========

Supplemental disclosure of non-cash investing and
 financing activities:
 Proceeds from financing of equipment purchases. . . . . . . .  $1,093,549   $ 253,190
                                                                ===========  ==========
     Warrants and options issued for financing and services. .  $  174,513   $       -
                                                                ===========  ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

               BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 1998 AND 1997

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION:

Bingo & Gaming International, Inc. (the "Company") was formed in 1981 and was dormant from 1984 to November, 1994. In December, 1994, the Company acquired Monitored Investment, Inc., and Affiliates (Monitored Investment, Inc., Red River Bingo, Inc., Tupelo Industries, Inc., and Meridian Enterprises, Inc., hereinafter referred to collectively as "Monitored"). Monitored's principal operations consist of developing, managing and operating charity bingo entertainment centers. Monitored is a commercial lessor of bingo facilities to charity lessees which utilize bingo events as a means of fund raising. The stockholders of Monitored became the controlling stockholders of the consolidated company in a transaction viewed as a "reverse acquisition", whereby each of the corporations comprising Monitored became wholly-owned subsidiaries of the Company. As a result, the merger was accounted for as an "equity restructuring" of Company.

In May, 1996, the Company began distributing the Lucky Shamrock Emergency Phone Card Dispenser, under an exclusive agreement with Diamond Game Enterprises. This agreement was terminated by the mutual consent of the parties in October 1997.

In October 1997, PrePaid Plus, Inc. ("PPI"), a Texas corporation, was acquired under the purchase method. PPI is a wholly owned subsidiary of the Company. PPI was formed for the purpose of transacting the prepaid telephone card dispenser operations. PPI began distributing and selling the Lucky Strike Phone Card Dispenser, a video enhanced prepaid phone card dispenser under an exclusive distribution agreement for five years with two successive five year options to renew with Cyberdyne Systems, Inc.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

INVENTORIES:
Inventories, which consist of phone cards, prepaid vending machines, and small equipment are valued at the lower of cost or market using the first-in, first-out method.

CASH  EQUIVALENTS:
Cash equivalents consist primarily of funds invested in short-term interest-bearing accounts. The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

ORGANIZATIONAL  COSTS  AND  INTANGIBLE  ASSETS:
Organizational costs and intangible assets include significant expenses of bringing new locations into operation and the cost of a noncompete agreement. Organizational costs are amortized over periods of not more than five years and the cost of the noncompete agreement is being amortized over five years.

PROPERTY,  EQUIPMENT  AND  DEPRECIATION  AND  AMORTIZATION:
Property and equipment are stated at cost, net of accumulated depreciation and amortization. For financial statement purposes, depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the term of the related lease or the useful life of the leasehold improvements. Accelerated depreciation methods are used for tax purposes.

Maintenance and repairs are charged to expense as incurred. The cost of betterments and renewals are capitalized. Gains or losses upon disposal of assets are recognized in the period during which the transaction occurs.

TAXES  ON  INCOME:
The Company accounts for income taxes under the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates. The Company

               BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 1998 AND 1997

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

provides a valuation allowance against its deferred tax assets to the extent that management estimates that it is not "more likely than not" that such deferred tax assets will be realized.

REVENUE  RECOGNITION:
Phone card and machine sales as well as rental income are recognized when earned. An allowance for doubtful accounts is provided based on periodic review of the accounts.

ACCOUNTING  ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

NEW  ACCOUNTING  PRONOUNCEMENTS:
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders. Generally, certain financial information is required to be reported on the basis that it is used internally for evaluating performance of an allocation of resources to operating segments. The Company has included segment information in the accompanying financial statements.

NOTE  2  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

The Company had $14,003 and $47,342 in notes payable to an officer and stockholder at December 31, 1998 and 1997, respectively (see Note 6). Interest paid to the officer and stockholder was $5,201 and $2,618 for the years ended December 31, 1998 and 1997, respectively.

NOTE  3  -  NOTE  RECEIVABLE
----------------------------

The note receivable at December 31, 1997, represents advances to an unrelated entity. The unsecured note is non-interest bearing. Although due on demand, the Company does not intend to make such demand and the note will be reduced by consulting services performed and royalties due to the other entity. The balance of the note or $2,767 was written off as a bad debt during the year ended December 31, 1998.

NOTE  4  -  ORGANIZATIONAL  COSTS  AND  INTANGIBLE  ASSETS
----------------------------------------------------------

Organizational costs and intangible assets at December 31, 1998 and 1997 consist of the following:

                                                 1998       1997
                                               ---------  ---------
Organization costs. . . . . . . . . . . . . .  $ 24,415   $ 24,415
Noncompete agreement. . . . . . . . . . . . .    63,678     63,678
                                               ---------  ---------

 Total. . . . . . . . . . . . . . . . . . . .    88,093     88,093

 Less accumulated amortization. . . . . . . .   (81,642)   (68,388)
                                               ---------  ---------

Net organizational costs and intangible asset  $  6,451   $ 19,705
                                               =========  =========

Amortization expense was $13,254 and $17,800, for the years ended
December 31, 1998 and 1997, respectively.

               BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 1998 AND 1997

NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment at December 31, 1998 and 1997 consist of the following:

                                     Lives
                                    (Years)     1998         1997
                                    -------  -----------  ----------
Vehicles . . . . . . . . . . . . .        7  $   53,974   $  32,558
Furniture and equipment. . . . . .     5-10   1,576,165     465,628
Leasehold improvements . . . . . .        5     129,348     109,818
                                             -----------  ----------

 Total                                        1,759,487     608,004
 Less accumulated depreciation and
   amortization                                (402,300)   (151,059)
                                             -----------  ----------

 Net property and equipment                  $1,357,187   $ 456,945
                                             ===========  ==========

Depreciation and amortization expense for property and equipment was $255,734 and $47,625 for ears ended December 1, 1998 and 1997, respectively.

As of December 31, 1997, accounts payable other included $253,190 for the purchase of machines that were refinanced with long-term debt during the year ended December 31, 1998.

NOTE  6  -  LONG-TERM  DEBT
---------------------------

                                                                                              1998        1997
                                                                                           ----------  ----------
Note payable to a bank, due on demand or in monthly
installments of $1,113 including interest at 10% collateralized by the outstanding stock held by certain stockholders; matures
 January 5, 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  21,140   $  34,495

Note payable to a bank, due in monthly installments of $1,005 including interest at  prime plus 2%; collateralized by the outstanding stock held by certain stockholders; maturing with an additional
lump sum payment of $17,498 due December 30, 2000 . . . . . . . . . . . . . . . . . . . .     44,892      53,663

Note payable to officer and stockholder, due on demand or
in full at December 31, 1998, interest at 15%; unsecured. . . . . . . . . . . . . . . . .          -      10,857

Note payable to individuals; principal is due in full on various dates in the year 2000; interest at 18% due in monthly
installments; unsecured . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    110,000     110,000

Note payable to officer and stockholder; interest at 14%; matures
September 24, 1999; unsecured . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,003      25,000

Note payable to officer and stockholder; due in monthly
installments of $1,037 including interest at 15%; matures
August 22, 1998; unsecured. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -      11,485

               BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 1998 AND 1997

NOTE 6 - LONG-TERM DEBT - CONTINUED

Various installment notes payable to banks and other financial institutions; due in monthly installments of $11,060 including interest
ranging from 8.5% to 15.59%; collateralized by certain equipment. . . . . . . . . . . . .    221,628     104,560
                                                                                           ----------  ----------

Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    411,663     350,060

Less current maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (142,962)   (122,898)
                                                                                           ----------  ----------

Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 268,701   $ 227,162
                                                                                           ==========  ==========

Future maturities of long-term debt are as follows:

Year Ending
December 31
----------------
   1999           $142,962
   2000            204,666
   2001             44,618
   2002             14,645
   2003              4,772
                  --------

   Total . . . .  $411,663
                  ========

NOTE  7  -  OBLIGATIONS  UNDER  CAPITAL  LEASES
-----------------------------------------------

The Company has financed phone card dispensers under capital leases expiring in various years through the year 2001. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense (see Note 5).

In addition, the Company used funds received under capital leases to refinance accounts payable during the year ended December 31, 1998 in the amount of $242,010. (see note 5)

Minimum future lease payments under capital leases as of December 31, 1998 are as follows:

Year Ending
 December 31
------------
   1999. . . . . . . . . . . . . . . . . . . . . . . .  $  637,514
   2000. . . . . . . . . . . . . . . . . . . . . . . .     485,120
   2001. . . . . . . . . . . . . . . . . . . . . . . .      65,373
                                                        -----------
   Total . . . . . . . . . . . . . . . . . . . . . . .   1,188,007
   Minimum lease payment amounts representing interest    (256,044)
                                                        -----------
   Present value of net minimum lease payments . . . .     931,963
   Current portion . . . . . . . . . . . . . . . . . .    (452,892)
                                                        -----------
   Long-term portion . . . . . . . . . . . . . . . . .     479,071
                                                        ===========

               BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 1998 AND 1997

NOTE  8  -  COMMITMENTS
-----------------------

The Company leases its principal general offices and bingo facilities. The leases expire at various dates through 2003. Future minimum lease payments are as follows:

Year Ending
 December 31
----------------
   1999. . . . .  $222,276
   2000. . . . .   202,620
   2001. . . . .   105,675
   2002. . . . .    85,500
   2003. . . . .    49,500
                  --------

   Total . . . .  $665,571
                  ========

The  following  schedule  shows  the  composition  of  total  rental  expense:

Year Ending
 December 31              1998      1997
----------------------  --------  ---------
 Minimum rentals . . .  $256,949  $252,613
 Less sublease rentals         -   (32,399)
                        --------  ---------

   Total . . . . . . .  $256,949  $220,214
                        ========  =========

The Company subleases bingo facilities under operating subleases that expire at various dates through the year 2003. These subleases may be canceled by either party at any time.

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

NOTE  9  -  STOCKHOLDERS'  EQUITY
---------------------------------

The Company agreed to sell to the sales agent of the limited offering made during 1995, a warrant to purchase one share of the Company's common stock for each ten (10) shares sold during the offering. These warrants may be exercised for a period of five years from the date of issuance at an exercise price of 110% of the sales price of the shares. The warrants contain provisions providing for adjustment of the exercise price and the type of securities issuable upon exercise thereof upon the occurrence of certain events, and grant to the holder piggy-back registration rights for a five year period. In 1995, 19,920 of these warrants were sold at $.01 a warrant.

The Company, as part of certain employment contracts, may grant options to key employees to purchase common stock of the Company. The employment contracts were adopted in January 1995. The options, when granted, will vest at least 20% per year on the five anniversaries consecutively following the date of the employment agreements. The options are exercisable for a period of 10 years from the date of vesting, at a price equal to the offering price of

               BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 1998 AND 1997

NOTE  9  -  STOCKHOLDERS'  EQUITY  -  CONTINUED
-----------------------------------------------

 the Company's common stock pursuant to the Disclosure Statement, plus 10% per share. As of December 31, 1998, no options have been granted.

During 1996, the Company issued options to purchase 110,000 shares of the Company's common stock to individuals as part of certain note agreements. These options are exercisable at $1.00 per share, which was the approximate fair market value at the dates of issuance. These options expire on various dates in the year 2000.

In April 1996, a director of the Company divested himself of over 1,000,000 shares of common stock thereby reducing his holdings in the Company to less than 10% and relinquished his management and director's position in the Company. In return for services rendered and release of the director's employment contract, the Company issued 225,000 stock options and transferred two management agreements to the director. These options are exercisable at $.55 per share and expire in April, 2000. In October and November 1996, 10,000 of these options were exercised for $5,500. In July 1998, an additional 10,000 of these options were exercised for $5,500.

In December 1997, the Company issued options to purchase 300,000 shares of the Company's common stock to individuals as part of certain consulting agreements. These options are exercisable at $.60 per share which was the approximate fair market value at the date of issuance. These options vest and expire on various dates in the years 1998 through 2000. During the year ended December 31, 1998, 75,000 options were exercised and 75,000 expired.

In July 1998, the Company issued options to purchase 25,000 shares of common stock to an individual as part of a consulting agreement. These options are exercisable at $1.00 per share and expire in July 2001.

Employee stock options for 100,000 shares were granted as part of an employment contract. The options vest in increments of 25,000 shares each six months beginning with the execution date of the contract, or October 26, 1998. The options have a five year life and an exercise price of $.44 per share.

During the year ended December 31, 1998, the Company issued warrants to purchase 475,000 shares of common stock to a leasing company in connection with obtaining financing on phone card dispensers.

NOTE  10  -  STOCK  OPTIONS  AND  WARRANTS
------------------------------------------

A summary of the status of the Company's stock options as of December 31, 1998, is presented below:

                                                      1998      1997
                                                    --------  --------
Options outstanding at beginning of year . . . . .  625,000    325,000
Options granted. . . . . . . . . . . . . . . . . .  125,000    300,000
Options exercised. . . . . . . . . . . . . . . . .  (85,000)         -
Options canceled . . . . . . . . . . . . . . . . .   75,000          -
                                                    --------  --------
Options outstanding and exercisable at end of year  590,000   $625,000
                                                    ========  ========

               BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 1998 AND 1997

NOTE  10  -  STOCK  OPTIONS  AND  WARRANTS-CONTINUED
----------------------------------------------------

The following table summarizes the information about the stock options as of December 31, 1998:

                       Weighted                                     Weighted
                        Average        Weighted                      Average
            Number    Remaining,       Average        Number        Exercise
Range of   Outstand-  Contractual     Exercise      Exercisable      Price
Exercise    ing at       Life           Price           at        (Exercisable
  Price     Dec. 31      Years     (Total shares)     Dec. 31        Share)
---------  ---------  -----------  --------------- ------------  --------------
$    0.55    205,000            2  $          0.55      205,000  $         0.55
     0.60    150,000            2             0.60            -               -
     1.00     25,000            3             1.00       25,000            1.00
     0.44    100,000            5             0.44       25,000            0.44
     1.00    110,000            2             1.00      110,000            1.00
---------  ---------  -----------  --------------- ------------  --------------
  0.44 to
     1.00    590,000          2.5  $          0.65      365,000  $         0.71
=========  =========  ===========  =============== ============  ==============

The following table summarizes the information about the stock options as of December 31, 1997:

                       Weighted                                     Weighted
                        Average       Weighted                      Average
            Number    Remaining,       Average        Number        Exercise
Range of   Outstand-  Contractual     Exercise      Exercisable      Price
Exercise    ing at       Life           Price           at        (Exercisable
 Price      Dec. 31      Years     (Total shares)     Dec. 31        Share)
---------  ---------  -----------  --------------- ------------  --------------
0.55 . .    215,000            3  $          0.55      215,000  $         0.55
1.00. . .    110,000            3             1.00      110,000            1.00
0.60. . .    300,000            3             0.60            -            0.60
---------  ---------  -----------  --------------- ------------  --------------
 .55-
1.00. . .    625,000            3  $          0.66      325,000            0.70
=========  =========  ===========  =============== ============  ==============

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

The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:

1998 - dividends yield of 0%; expected volatility of 54.42%; risk-free interest rate of 5.65%; and expected lives of 3 to 5 years.

1997 - dividends yield of 0%; expected volatility of 233.0%; risk-free interest rate ranging 5.91%; and expected lives ranging from 0.05 to 3 years.

The weighted fair value of options granted for the years ended December 31 1998, and 1997, respectively, was $0.23 and $0.17.

               BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 1998 AND 1997

NOTE  10  -  STOCK  OPTIONS  AND  WARRANTS-CONTINUED
----------------------------------------------------

Under the accounting provisions of SFAS No. 123, the Company's net income (loss) applicable to common stockholders and loss pro forma amounts are indicated below:

                                                        1998      1997
                                                      --------  --------
Net income (loss) applicable to common stockholders:
As reported. . . . . . . . . . . . . . . . . . . . .  $126,646  $43,432
                                                      ========  ========
Pro forma. . . . . . . . . . . . . . . . . . . . . .  $120,818  $(7,568)
                                                      ========  ========

Income per share:
As reported. . . . . . . . . . . . . . . . . . . . .  $   0.01  $  0.01
                                                      ========  ========
Pro forma. . . . . . . . . . . . . . . . . . . . . .  $   0.01  $ (0.01)
                                                      ========  ========

At December 31, 1998, the Company had 19,920 warrants outstanding which were issued in connection with the Company's limited offering in 1995 (see Note 9). These warrants are unregistered and are exercisable at any time at $1.37 prior to expiration on October 1, 2000. No value has been attributed to these outstanding warrants at December 31, 1998.

In addition, the Company issued warrants to purchase 475,000 of common stock at various prices ranging from $1.05 to $3.00 and may be exercised at any time prior to expiration at various dates in the year 2004. These warrants were issued to a leasing company in connection with obtaining permanent financing on phone card dispensers. The warrants were recorded at the fair value of $166,348 as deferred financing costs and amortized over the terms of the lease agreements. The Company charged $43,776 of the deferred financing costs to expense during the year ended December 31, 1998.

NOTE  11  -  CONCENTRATION  OF  CREDIT  RISK
--------------------------------------------

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade accounts receivable.

The majority of the Company's customer base are charitable organizations located in Mississippi and retail outlets for its phone cards located in Texas. Although the Company is directly affected by the well being of the organizations, management does not believe significant credit risks existed at December 31, 1998 and 1997.

NOTE  12  -  EARNINGS  PER  SHARE
---------------------------------

The  following  data  details  the  amounts used in computing earnings per share
(EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                 1998        1997
                                                              ----------  ----------
Income (loss) from continuing operations available to common
stockholders used in basic EPS . . . . . . . . . . . . . . .  $  126,646  $   43,432
                                                              ----------  ----------

Weighted average number of common shares used in basic EPS .   8,516,704   8,421,086

Effect of dilutive securities:
Stock options. . . . . . . . . . . . . . . . . . . . . . . .           -           -
Warrants . . . . . . . . . . . . . . . . . . . . . . . . . .           -           -
                                                              ----------  ----------

Weighted number of common shares and dilutive potential
common stock used in diluted EPS . . . . . . . . . . . . . .   8,516,704   8,421,086
                                                              ==========  ==========

               BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 1998 AND 1997

NOTE  12  -  EARNINGS  PER  SHARE  -  CONTINUED
-----------------------------------------------

Options on 590,000 shares of common stock and warrants to purchase 494,920 shares of common stock were not included in computing diluted EPS for the year ended December 31, 1998, since there is an incremental per share effect of zero under the treasury stock method required by FASB 128 "Earnings Per Share." In addition, options on 625,000 shares of common stock and warrants to purchase 19,920 shares of common stock were not included in computing diluted EPS for the year ended December 31, 1997, because their effects were antidilutive.

NOTE  13  -  INCOME  TAXES
--------------------------

The Company accounts for income taxes under the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences or events that have been recognized in the Company's financial statements or tax returns in estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates. The Company provides a valuation allowance against its deferred tax assets to the extent that management estimates that it is not "more likely than not" that such deferred tax assets will be realized.

The income tax expense (credit) differs from the amount of income tax determined by applying the applicable statutory federal tax rates is as follows:

                                                   1998       1997
                                                 ---------  --------
Federal income tax expense (credit) . . . . . .  $ 32,600   $ 6,500
Utilization of net operating loss carryforward.   (34,400)   (7,200)
Other . . . . . . . . . . . . . . . . . . . . .     1,800       700
                                                 ---------  --------

                                                 $      -   $     -
                                                 =========  ========

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities that give rise to significant portions of the net deferred tax asset (liability) relate to the following:

                                                                     1998       1997
                                                                   ---------  ---------
Difference in method of accounting for financial and tax purposes  $ 10,500   $(76,700)
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . .   (62,400)     3,400
Net operating loss carryforward . . . . . . . . . . . . . . . . .    79,800    146,100
Valuation allowance . . . . . . . . . . . . . . . . . . . . . . .   (27,900)   (72,800)
                                                                   ---------  ---------

Net deferred tax asset. . . . . . . . . . . . . . . . . . . . . .  $      -   $      -
                                                                   =========  =========

Since management can not determine that it is more likely than not that the Company will realize the deferred tax assets, a 100% valuation allowance has been recorded.

At December 31, 1998, the Company has available for federal income tax purposes unused net operating losses of approximately $415,000 which may provide future tax benefits that begin expiring in the year ending December 31, 2009.

NOTE  14  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
----------------------------------------------------

CASH  AND  CASH  EQUIVALENTS:
The carrying amounts of cash and cash equivalents at December 31, 1998 and 1997, approximate fair value because of the short maturity of those instruments.

               BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 1998 AND 1997

NOTE  14  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  -  CONTINUED
------------------------------------------------------------------

LONG-TERM  DEBT:
Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt, including the current portion thereof, approximates its carrying value at December 31, 1998 and 1997.

NOTE  15  -  SUBSEQUENT  EVENTS
-------------------------------

In March 1999, the Mississippi legislature passed House Bill 997 removing "the requirement that a commercial lessor obtain a license from the Gaming Commission." This bill will eliminate the lessor tax charged on rentals as well as the need for obtaining annual appraisals for a total annual savings of approximately $36,000. In addition, this bill empowers the Gaming Commission to determine what a reasonable fair market rental rate is for bingo facilities. The Company has a history of four years of appraisals approved by the Gaming Commission. However, there exists a possibility that the Commission may challenge the rates it has previously approved. The Company will contest any challenge  by  the  Commission  of  rates  it  has  previously  approved.

NOTE  16  -  SEGMENT  REPORTING
-------------------------------

The Company's operations are divided into operating segments using individual products or services. The Company has two operating segments: phone card dispensers segment rents and distributes prepaid phone card vending machines which permits customers to enter a free promotional sweepstakes offering cash prizes. The charity bingo facility segment operates as a lessor of charity bingo facilities. Each operating segment uses the same accounting principles as reported - Note 1, Summary of Significant Accounting Policies, and the Company evaluates the performance of each segment using before-tax income or loss from continuing operations.

Listed below is a presentation of profit or loss and information for all reportable segments. The only non-cash items are depreciation and amortization. Taxes are not allocated to segment operations, and for 1998 and 1997, the Company had none of the following items: discontinued operations, extraordinary items, or accounting changes.

                    Phone card   Phone card  Charity Bingo   Charity Bingo
                    dispensers   dispensers     Facility       Facility
                    -----------  ----------  --------------  -------------
                       1998         1997          1998           1997
                    -----------  ----------  --------------  -------------
Sales & rents. . .  $ 3,641,675   1,659,375  $      565,622        552,789

Interest expense .      317,812      39,470               -              -

Depreciation/
Amortization . . .      224,489      14,718          44,499         50,707

Profit (loss). . .    3,099,374   1,605,187         521,123        502,082

Assets . . . . . .    1,541,689     498,187         217,798        109,817

Asset expenditure.    1,228,243     389,046           2,445              -

               BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 1998 AND 1997

NOTE  16  -  SEGMENT  REPORTING - CONTINUED
-------------------------------------------

Reconciliation of reportable segment assets, revenue, profit or loss, and other items of significance to consolidated amounts are presented as follows.

                                                     ---------  ---------
                                                       1998       1997
                                                     ---------  ---------
Assets:
     Assets of reportable segment . . . . . . . . .  1,759,487    608,004
     Assets of non reportable segments. . . . . . .          -          -
     Assets not allocated to operating segments . .          -          -
                                                     ---------  ---------

     Consolidated assets. . . . . . . . . . . . . .  1,759,487    608,004
                                                     =========  =========

Revenues:
      Revenue from reportable segment . . . . . . .  4,207,297  2,212,164
      Revenue from non-reportable segments. . . . .          -          -
                                                     ---------  ---------

      Consolidated revenue. . . . . . . . . . . . .  4,207,297  2,212,164
                                                     =========  =========

Profit or loss:
       Profit from reportable segments. . . . . . .    716,503    471,610
       Profit from non-reportable segments. . . . .          -          -
       Expenses at corporate level not allocated to
       segments . . . . . . . . . . . . . . . . . .    589,857    428,178
                                                     ---------  ---------

       Income before tax. . . . . . . . . . . . . .    126,646     43,432
                                                     =========  =========

Other items of significance:

       Interest expense . . . . . . . . . . . . . .    317,812     39,470
       Depreciation and amortization. . . . . . . .    268,988     65,425
       Asset expenditures . . . . . . . . . . . . .  1,230,688    389,046

NOTE  17  -  IMPAIRMENT  OF  ASSETS
-----------------------------------

During the year ended December 31,1998, the Company leased certain phone card dispensers under capital leases in excess of the market value of the dispensers. As a result, pursuant to FASB Statement No. 121, Accounting for Impairment of Long - Lived Assets and for Long - Lived Assets to be Disposed Of, an impairment of $205,192 has been recognized for this equipment and included as a component of income before income taxes under the caption, "Impairment of long - lived assets" as of December 31, 1998.

Item  8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting and
          ----------------------------------------------------------------------
          Financial  Disclosure.
          ----------------------

Reported  on  form  8K  on  January  5,  1998.

                                    PART  III

Item  9.  Directors,  Executive  Officers,  Promoters  and  Control  Persons;
          -------------------------------------------------------------------
          Compliance  with  Section  16(a)  of  the  Exchange  Act.
          ---------------------------------------------------------

Identification  of  Directors  and  Executive  Officers
-------------------------------------------------------

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of the Company for the year ended December 31, 1998, and to the date hereof, and the period or periods during which each such director or executive officer has served in his respective position.

                                             Date of       Date of
                                           Election or   Termination
Name                  Positions Held       Designation  or Resignation
----------------  -----------------------  -----------  --------------
Reid Funderburk   Chairman and CEO               12/94
                  Director                       12/94

George Majewski   President and COO              04/96
                  Director                       12/94
                  V.P., Sec., Treasurer          12/94           09/97

Robert H. Hughes  Director                       12/94

R. E. Wilkin      Director                       12/94

Rick Redmond      Director                       09/97

Robert Chappell   Secretary & Treasurer          09/97

Clay McCalla      Vice President                 09/97

Rhonda McClellan  Chief Financial Officer        10/98

* These officers and directors were re-elected on 09/24/97 at the Annual Stockholders and Board of Directors Meeting
** These persons presently serve in the capacities indicated opposite their respective names.

Term  of  Office
----------------

The term of office of the current directors shall continue until the next annual meeting of stockholders. The annual meeting of the Board of Directors, at which officers for the coming year are elected, immediately follows the annual meeting of stockholders.

Business  Experience  of  Current  Directors  and  Executive  Officers
----------------------------------------------------------------------

Mr.  Funderburk,  age 46, began engaging in the bingo commercial lessor business
---------------
in 1987. Since then, he and/or companies with which he was associated, have owned and/or operated and/or managed thirteen bingo commercial lessor operations. He has been a director and executive officer of Monitored and its affiliated companies since their inception. He served as President of the Texas Bingo Commercial Lessors Association from 1989 through 1993. Mr. Funderburk has prior experience as the owner of a bank equipment and supply company and as a real estate developer.

Mr.  Majewski,  age  55,  has been associated with Bingo & Gaming International,
-------------
Inc. and its affiliated companies and/or predecessor companies since 1989. He holds a B.B.A. from the University of Texas and has prior experience as an owner of businesses in the entertainment, catering, concessions, and vending industries.

Ms. McClellan, age 47, is a Certified Public Accountant and held the position of
-------------
Manager in a regional public accounting firm in Texas, specializing in SEC practice, prior to joining the Company in October, 1998 as Chief Financial Officer. For the previous four years, she held the position of Finance Manager and Controller for a City of Austin department. She holds a B.B.A. from the University of Texas.

Mr.  Hughes,  age  71,  is  a  retired  attorney and a legislative consultant in
-----------
Austin, Texas, spending much of his time representing various clients in the charity bingo and amusement and vending industry.

Mr.  Wilkin, age 65, is a retired CPA and a general business consultant.  He was
-----------
a practicing CPA with Ernst & Whinney (now Ernst & Young), an international accounting firm, from 1957 through 1984 and a partner in such firm from 1969 through 1984. Since then, he has been involved with several start-up companies, including AmeriCredit Corporation (NYSE). For the past several years, Mr. Wilkin has been the Chief Financial Officer of US Cast Products of Fort Worth, Texas

Mr.  Redmond,  age  46, is the founding owner and major stockholder of Lone Star
------------
Cafe, Inc., a restaurant chain based in Austin, Texas, with operations in Texas and Colorado. He serves as Vice President of Real Estate Acquisitions for that corporation. In addition, Mr. Redmond is General Partner and majority stockholder of VIP Marina and Volente Beach Club.

Mr.  McCalla,  age  40,  graduated  with  a  B.B.A.  from Texas Tech University,
------------
Lubbock, Texas, in 1980. Until his employment with the Company, he was president of Logistics by Clay, Inc., an event management corporation from 1988 through present. Mr. McCalla planned and managed executive travel programs for corporate clients such as RJR Nabisco and PepsiCo. Mr. McCalla was Chief of Staff for Bob Bullock, State of Texas Comptroller from 1981 through 1985.

Robert  Chappell,  age  39,  graduated  with  an  Associate  of Applied Sciences
----------------
(Financial Management) from Community College of the Air Force in 1993. He served with the U.S. Air Force in the positions of Financial Manager and Auditor. In December of 1996, he accepted a position as a senior accountant with the City of Austin - Neighborhood Housing Division. Mr. Chappell accepted his current position in September, 1997.

Family  Relationships
---------------------

No family relationship exists between any current director or executive officer.

Compliance  with  Section  16(a)  of  the  Exchange  Act
--------------------------------------------------------

Reid  Funderburk,  an officer and director, disposed of 50,000 shares on January
----------------
30,  1998,  as  reported  on  Form  4  dated  March  17,  1998.

George  Majewski, an officer and director, disposed of 70,000 shares as gifts to
---------------
various  persons  on  January  6, 1998, as reported on Form 4 of March 17, 1998.

Clay  McCalla,  an officer, received 15,000 shares as a gift on October 27, 1997
-------------
which  will  be  reported  on  Form  3  to  be  filed  by  April  30,  1999.

Robert Chapell, an officer, received 7,500 shares as a gift on October 27, 1997,
--------------
which  will  be  reported  on  Form  3  to  be  filed  by  April  30,  1999.

Involvement  in  Certain  Legal  Proceedings
--------------------------------------------

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

Item  10.  Executive  Compensation.
           -----------------------

The following table shows the cash compensation paid by the Company, as well as other compensation, for the Company's Chief Executive Officer for the fiscal years 1998, 1997 and 1996.

Name and                                 Other annual   Restricted                                 All other
Principal                                  Compen-         Stock             Options/     LTIP      Compen-
Position         Year  Salary   Bonus     sation (1)      Awards             SARS (#)   Payouts   sation ($)
---------------  ----  -------  ------  --------------  -----------  ------  ---------  --------  ----------
Reid Funderburk  1998  $76,149  $  -0-  $          -0-  $       -0-  $- -0-        -0-  $    -0-  $    3,000
Chairman         1997  $64,759   1,241             -0-          -0-                -0-       -0-         -0-
CEO, Director    1996  $66,241     -0-             -0-          -0-                -0-       -0-         -0-

Compensation  of  Directors
---------------------------

Directors fees of $500 per month for six months were paid to directors and $500 were paid to each non-officer directors attending the director's meeting during the year ended December 31, 1998.

Employment  Contracts  and  Termination  of  Employment  and  Change  of Control
--------------------------------------------------------------------------------
Arrangement
-----------

Except as indicated below, during 1998, there were no compensatory plans or arrangements, including payments to be received from the Company, with respect to any named executive officer which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

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









                       THIS SPACE LEFT BLANK INTENTIONALLY

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.
           --------------------------------------------------------------------

The following table sets forth the share holdings of the Company's directors and executive officers and those persons who owned more than 5% of the Company's common stock as of February 29, 1999.

DIRECTORS AND EXECUTIVE OFFICERS    Number and      Percentage
----------------------------------
Name and address                    of Shares   Beneficially Owned
----------------------------------  ----------  -------------------
Reid Funderburk                      2,515,374               29.41%
13581 Pond Springs Road, Suite 105
Austin, Texas 7875

Robert Hughes                          460,000                5.38%
1506 West 13th #12
Austin, Texas 78704

George Majewski                        459,461                5.37%
13581 Pond Springs Road, Suite 105

Austin, Texas 78758

R. E. Wilkin                           257,600                3.01%
4304 Kirkland Dr.

Fort Worth, Texas 76109

Rick Redmond                           100,000                1.17%
13492 Research Boulevard
Austin, Texas 78750

Clay McCalla                            15,000                0.17%
11602 Hare Trail
Austin, Texas 78726

Robert Chappell                          9,800                0.11%
P.O. Box 624
Martindale, Texas 78655
                                    ----------  -------------------

                  Totals             3,817,235               44.62%
                                    ==========  ===================

5% OWNERS                            Number and      Percentage
-----------------------------------
                                     of Shares   Beneficially Owned
                                     ----------  -------------------
Name and address
-----------------------------------
Reid Funderburk      (1)              2,515,374               29.41%
13581 Pond Springs Road, Suite 105
Austin, Texas 78758

Henry A. Anawaty, III   (2)             502,722                5.87%
5910 Courtyard Drive Suite 150

Austin, Texas 78731

Robert H. Hughes                        460,000                5.38%
1506 West 13th, #12
Austin, Texas 78704

George Majewski                         457,461                5.37%
13581 Pond Springs Road, Suite 105

Austin, Texas 78758
                                     ----------  -------------------

                  Totals              3,935,557               46.03%
                                     ==========  ===================

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

Changes  in  Control
--------------------

To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities that may result in a change of control of the Company.

Item  12.  Certain  Relationships  and  Related  Transactions.
           --------------------------------------------------

Transactions  with  Management  and  Others.
-------------------------------------------

During the two years ended December 31, 1998 and 1997, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain  Business  Relationships.
--------------------------------

During the two years ended December 31, 1998 and 1997, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness  of  Management.
----------------------------

During the two years ended December 31, 1998 and 1997, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Parents  of  the  Issuer.
-------------------------

The  Company  has  no  parents.

Transactions  with  Promoters.
-----------------------------

During the two years ended December 31, 1998 and 1997, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.

13.  Exhibits  and  Reports  on  Form  8-K.
     -------------------------------------

     None

Exhibits*
---------

(ii)
     Exhibit  Number               Description
     ---------------               -----------

          21                    Subsidiaries  of  the  Company
          27                    Financial  Data  Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BINGO  &  GAMING  INTERNATIONAL,  INC.


Date:  APRIL 15, 1999                By /s/ Reid  Funderburk
                                       -------------------------------
                                       Reid  Funderburk,  CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
                              BINGO  &  GAMING  INTERNATIONAL,  INC.

Date:  APRIL 15, 1999                By /s/ Reid  Funderburk
                                       -------------------------------
                                       Reid  Funderburk, Chairman,
                                       C.E.O. & Director


Date:  APRIL 15, 1999                By /s/ George Majewski
                                       -------------------------------
                                       George Majewski, Director, President


Date:  APRIL 15, 1999                By /s/ Rhonda McClellan
                                       -------------------------------
                                       Rhonda McClellan, Chief Financial Officer


Date:  APRIL 15, 1999                By /s/ R.  E.  Wilkin
                                       -------------------------------
                                       R.  E.  Wilkin,  Director


Date:  APRIL 15, 1999                By /s/ Robert  H.  Hughes
                                       -------------------------------
                                       Robert  H.  Hughes,  Director


Date:  APRIL 15, 1999                By /s/ Rick  Redmond
                                       -------------------------------
                                       Rick  Redmond,  Director