Form 10QSB
period 1999-03-31
BINGO & GAMING INTERNATIONAL INC
filed 1999-05-17
CIK 355590

BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     QUARTERS ENDED MARCH 31, 1999 AND 1998

                     U.S. Securities and Exchange Commission
                            Washington, D. C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                                 --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  _________________  to  __________________

                          COMMISSION FILE NO.  0-10519
                                              --------

                         BINGO & GAMING INTERNATIONAL, INC.
                         ----------------------------------

            OKLAHOMA                                     73-1092118
----------------------------------              ----------------------------
(STATE  OR  OTHER  JURISDICTION OF               (I.R.S. EMPLOYER I.D. NO.)
 INCORPORATION  OR  ORGANIZATION)

                        13581 Pond Springs Rd.  Suite 105
                               Austin, Texas 78729
                              --------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                   ISSUER'S TELEPHONE NUMBER:  (512) 335-0065
                                              ---------------





Indicate by check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.

     (1)   Yes  X   No          (2)   Yes  X   No
               --                         --

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [ ]


There were 8,551,819 shares of common stock, $.001 par value, outstanding as of March 31, 1999.

                                TABLE OF CONTENTS

                                                               Page
                                                              Number
                                                              ------
Part I:

Item 1.  Financial Statements. . . . . . . . . . . . . . . .  1
------------------------------------------------------------

Item 2.  Management=s Discussion and Analysis. . . . . . . .  6
------------------------------------------------------------

Part II:

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . .  9
------------------------------------------------------------

Item 2.  Changes in Securities . . . . . . . . . . . . . . .  9
------------------------------------------------------------

Item 3.  Defaults Upon Senior Securities . . . . . . . . . .  9
------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders  9
------------------------------------------------------------

Item 5.  Other Information . . . . . . . . . . . . . . . . .  9
------------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .  9
------------------------------------------------------------

                                     PART I

                                     BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS


                                    ASSETS
--------------------------------------------------------------------------------------


                                                                                         MARCH 31, 1999    DECEMBER 31, 1999
                                                                                              1999               1998
                                                                                        ----------------  -------------------


Current assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        50,853   $          133,184
Accounts receivable - trade, net . . . . . . . . . . . . . . . . . . . . . . . . . . .          513,994              437,850
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          154,866               87,169
                                                                                        ----------------  -------------------
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           13,074               15,874
                                                                                        ----------------  -------------------

     Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          732,787              674,077
                                                                                        ----------------  -------------------

Property and equipment, at cost - net. . . . . . . . . . . . . . . . . . . . . . . . .        1,274,232            1,357,187
                                                                                        ----------------  -------------------

Other assets:
Organizational costs and intangible assets - net . . . . . . . . . . . . . . . . . . .            6,451                6,451
Deferred financing costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          106,521              122,572
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           31,904               32,707
                                                                                        ----------------  -------------------

     Total other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          144,876              161,730
                                                                                        ----------------  -------------------

     Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,151,895   $        2,192,994
                                                                                        ================  ===================

                LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------

Current liabilities:
Accounts payable - trade and accrued expenses. . . . . . . . . . . . . . . . . . . . .  $       336,605   $          294,918
Current maturities of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .          131,547              142,962
Current maturities of lease obligations. . . . . . . . . . . . . . . . . . . . . . . .          539,110              452,892
                                                                                        ----------------  -------------------

     Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,007,262              890,772

Long-term debt, net of current maturities. . . . . . . . . . . . . . . . . . . . . . .          244,144              268,701
Long-term portion of lease obligations . . . . . . . . . . . . . . . . . . . . . . . .          280,191              479,071
                                                                                        ----------------  -------------------

     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,531,597            1,638,544
                                                                                        ----------------  -------------------

Stockholders' equity:
Common stock, $.001 par; 70,000,000 shares authorized; 8,551,819 and 8,558,418,6021,5
8,551,819 and  8,551,819 issued and outstanding. . . . . . . . . . . . . . . . . . . .            8,551                8,551
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          643,757              643,757
Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (32,010)             (97,858)
                                                                                        ----------------  -------------------

     Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . .          620,298              554,450
                                                                                        ----------------  -------------------

     Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . . . . .  $     2,151,895   $        2,192,994
                                                                                        ================  ===================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

               BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                           THREE MONTHS ENDED MARCH 31

                                               1999         1998
                                            -----------  -----------
Revenue:

Phone card sales . . . . . . . . . . . . .  $1,157,341   $  969,369
Hall rental and concession income. . . . .     143,237      137,619
Machine sales. . . . . . . . . . . . . . .      14,500       38,265
Other. . . . . . . . . . . . . . . . . . .      40,515        6,180
                                            -----------  -----------

     Total revenue . . . . . . . . . . . .   1,355,593    1,151,433
                                            -----------  -----------

Cost of revenue:
Phone cards and royalties. . . . . . . . .     292,533      203,075
Machine and location rental. . . . . . . .      11,138      135,308
Prizes paid. . . . . . . . . . . . . . . .     488,883       86,117
Hall rental. . . . . . . . . . . . . . . .      67,743       54,252
Machine depreciation . . . . . . . . . . .      71,656            -
Machines sold. . . . . . . . . . . . . . .      12,496       33,320
                                            -----------  -----------

     Total cost of revenue . . . . . . . .     944,449      512,072
                                            -----------  -----------

Gross margin . . . . . . . . . . . . . . .     411,144      639,361
                                            -----------  -----------

Expenses:
Operating expenses . . . . . . . . . . . .       1,539       62,703
Salaries . . . . . . . . . . . . . . . . .     142,176       86,739
General and administrative expenses. . . .     109,974       85,235
                                            -----------  -----------

     Total expenses. . . . . . . . . . . .     253,689      234,677
                                            -----------  -----------

Operating income . . . . . . . . . . . . .     157,455      404,684

Other income and expense:
Interest expense . . . . . . . . . . . . .     (91,607)     (12,394)
                                            -----------  -----------

Net income before federal income tax . . .      65,848      392,290

Deferred federal income tax. . . . . . . .           -      (55,100)
                                            -----------  -----------

Net income . . . . . . . . . . . . . . . .      65,848      337,190

Retained earnings:
         Beginning (deficit) . . . . . . .     (97,858)    (224,504)
                                            -----------  -----------

         Ending (deficit). . . . . . . . .  $  (32,010)  $  112,686
                                            ===========  ===========

Basic and diluted income per common share.  $     0.01   $     0.04
                                            ===========  ===========

Weighted average shares outstanding. . . .   8,551,819    8,454,557
                                            ===========  ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

               BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31


                                                         1999        1998
                                                      ----------  ----------
Operating activities:

Net income . . . . . . . . . . . . . . . . . . . . .  $  65,848   $ 337,190
Adjustments to reconcile net income to net cash from

    Depreciation and amortization. . . . . . . . . .     88,070      42,723
    Deferred financing cost. . . . . . . . . . . . .     16,051           -
  Changes in current assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . .    (76,144)   (499,941)
    Inventories. . . . . . . . . . . . . . . . . . .    (67,701)     (8,330)
    Prepaid expenses . . . . . . . . . . . . . . . .      3,603     (12,094)
    Deferred federal income. . . . . . . . . . . . .          -      55,100
    Accounts payable - trade and accrued expenses. .     41,689     269,204
                                                      ----------  ----------

Net cash from operating activities . . . . . . . . .     71,416     183,852
                                                      ----------  ----------

Investing activities:
Purchase of property and equipment . . . . . . . . .     (5,111)    (98,878)
Increase in other assets . . . . . . . . . . . . . .          -       5,473
                                                      ----------  ----------

Cash used by investing activities. . . . . . . . . .     (5,111)    (93,405)
                                                      ----------  ----------

Financing activities:
Payments on long-term debt . . . . . . . . . . . . .   (148,636)    (39,006)
Issuance of common stock . . . . . . . . . . . . . .          -      44,930
                                                      ----------  ----------

Cash used (provided) by  financing activities. . . .   (148,636)      5,924
                                                      ----------  ----------

Net increase(decrease) in cash and cash equivalents.    (82,331)     96,371

Cash and cash equivalents at beginning of year . . .    133,184      53,934
                                                      ----------  ----------

Cash and cash equivalents at end of year . . . . . .  $  50,853   $ 150,305
                                                      ==========  ==========

Supplemental disclosures of cash flow information:
Interest paid. . . . . . . . . . . . . . . . . . . .  $  91,607   $  12,394
                                                      ==========  ==========
Taxes paid . . . . . . . . . . . . . . . . . . . . .  $   6,304   $  10,000
                                                      ==========  ==========

Supplemental disclosure of non-cash investing and financing activities:

  Proceeds from financing of equipment purchases . .  $       -   $ 605,784
                                                      ==========  ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

               BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1999



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

In October 1997, PrePaid Plus, Inc. ("PPI"), a Texas corporation, was acquired under the purchase method. PPI is a wholly owned subsidiary of the Company. PPI was formed for the purpose of transacting the prepaid telephone card dispenser operations. PPI began distributing and selling the Lucky Strike Phone Card Dispenser, a video enhanced prepaid phone card dispenser, under an exclusive distribution agreement for five years with two successive five year options to renew with Cyberdyne Systems, Inc.

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

               BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1999


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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN  OF  OPERATIONS.
          -------------------------------------------------------------------


PLAN  OF  OPERATION
-------------------

In October 1997, the Company executed an exclusive distribution agreement with Cyberdyne Systems, Inc. to distribute the Lucky Strike Prepaid Phone Card Dispenser. This agreement provides for the Company to have the exclusive distribution rights for North America for five years with two five year options. Distribution of the Lucky Strike Prepaid Phone Cards began in October 1997, and by March 31, 1998, over 275 dispensers were in locations in Texas, Oklahoma and Washington. As of May 15, 1999, the Company had 325 dispensers in operation in Texas, Oklahoma, Arizona, California, Illinois, Idaho, Connecticut, and Pennsylvania, andNorth Dakota.

The Company intends to further develop and expand operations by focusing on upgrading the locations of existing machines that are owned as well as focus during the next quarter on selecting distributers for California, and Ohio. The Company executed an exclusive distribution contract for the state of North Dakota. Additional machines have been placed in Texas, where the Legislature continues to move toward the passage of a bill to restrict certain devices that compete in the same market. Such a bill has passed the Senate and is being considered by the Texas House of Representatives. The Governor has indicated that he supports and would sign the legislation if it passes. The expansion of the Texas market and addition of other states has facilitated the optimal placement of machines owned by the Company, and this effort will be continued as additional dispensers are relocated from Oklahoma.

In  order  to  diversify  its  product  line,  the  Company  secured  exclusive
distribution  rights for the Cyberdyne finite pull tab dispenser for Ohio.   The
Company is currently performing a market test on this machine and negotiating a distribution agreement.

At the present level of dispensers currently in operation, the Company anticipates substantially increased earnings in the 1999 Fiscal Year. The rate of growth will depend on the availability of either borrowing or leasing opportunities, and the number of dispensers it can sell directly to retail operators.

The gross margin for the quarter ended March 31, 1999, was $411,144 or 30.3% of sales for that period as compared to the gross margin for the three months ended March 31, 1998 of $639,361 or 55.5%. This decrease is a result of increased cost of long distance phone time and a significant decrease in gross margin related to testing Company operated machines during the first quarter of 1999 with increased sweepstakes prizes paid. The Company is replacing this format with a new sweepstakes payout that will result in higher margins that should maintain the same level of product sales. This decrease is the result of increased cost of long distance phone time and a significant decrease in gross margin related to the Company's testing during the first quarter of 1999 of a promotional sweepstakes game with a higher ratio of prizes awarded. This new sweepstakes game failed to produce prize structures which it believes will result in similar levels of phone card sales.


RESULTS  OF  OPERATIONS
-----------------------

                           Quarter ended March 31, 1999
                   Compared with Quarter ended March 31, 1998

The Company experienced an overall increase of 18.84% in total revenues from sales during the three months ended March 31, 1999, over the quarter ended March 31, 1998. Revenues include rental income from charitable organizations that lease the Company's bingo facilities as well as the related concession and vending income. In addition, phone card activities produced revenues from the sale of machines and phone cards as well as rents from machines.

The major revenue source for the Company for the quarters ended March 31, 1999 and 1998, is from the sale of phone cards. Sales for the quarter ended March
31, 1999, are $1,157,341 compared to $969,369 for the quarter ended March 31, 1998. This represents an increase of $187,972 or 19.39%. This increase results from the Company's program to upgrade machine locations to optimize sales.

Rental and concession income from charity bingo locations has remained relatively consistent at $143,237 for the quarter ended March 31, 1999, as compared to $124,794 for the quarter ended March 31, 1998. However, income from this segment of the Company's operations is diminishing as a function of overall sales as a result of the increased focus of the Company on the prepaid phone card activities.

Cost of revenues represent expenses directly attributable to the operations of the phone card dispensers and operations of the bingo facilities. In total, such cost was $919,746 and $512,072 for the quarters ended March 31, 1999, and 1998, respectively. The cost of revenues has increased by $407,674 or 79.61%.

The components of cost of revenues for the phone card segment consist of the cost of phone cards and royalties/commissions, machines, prizes paid, and machine rental. The cost of phone cards, royalties/commissions, and prizes paid as a percent of the phone card sales for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, increased by approximately 79.6%. This increase results from a market test to increase the sweepstakes prizes on certain machines that the Company directly operates in Austin and San Antonio, Texas, locations. Prizes paid during the quarter ended March 31, 1999, were $488,883 as compared to $86,117 for the quarter ended March 31, 1998, or an increase of 467.70%. In addition, the Company did not own any machines during the quarter ended March 31, 1998. Therefore, depreciation expense of $71,656 for the quarter ended March 31, 1999, represents a 100% increase; however, machine rent decreased by $124,170 during the first quarter of 1999 as compared to the first quarter 1998 resulting from the aforementioned purchase of the machines.

The components of cost of revenues for the charity bingo facilities leasing segment consist of the rental cost of such facilities as well as supplies. The cost of such rental increased by $13,491 for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, as the result of increases in lease costs for two of the three bingo locations.

Operating expenses for the Company consist primarily of advertising, travel, repairs and maintenance, auto expense, registration fees, and business promotion. Operating expenses for the quarter ended March 31, 1999 were $1,539 as compared to $62,703 for the quarter ended March 31, 1998. This resulted in an decrease of $61,164 (or 97.54%) in operating expenses. This decrease is the result of decreases in travel, small tools, advertising, freight, registration fees, and a reduction in the allowance for uncollectible accounts.

General and administrative expense consists of rent, consultant services, director's liability insurance, computer maintenance, legal expense, accounting services, office supplies and depreciation. This category of expense increased to $109,974 for the quarter ended March 31, 1999, from $85,235 for the comparable period. This represents an increase of $24,739 or 29.02% due to increased costs for lobbying, development of a database to facilitate the tracking of individual machine production, and implementation of a new computer network.

Salaries and benefits increased by $55,437 or 63.91% for the quarter ended March 31, 1999, amounting to $142,176 as compared to $88,739 for the quarter ended March 31, 1998. This increase is related to pay increases for employees and increased costs of insurance and other benefits as well as the hiring of a Chief Financial Officer, two additional full-time technicians, and a secretary.

In summary, net income for the quarter ended March 31, 1999, is $65,848 as compared to $392,290 for the quarter ended March 31, 1998, representing a decrease of $326,436 or 83.21%.


LIQUIDITY
---------

As of March 31, 1999, the Company's total assets were $2,151,895 as compared to $2,192,994 for the year ended December 31, 1998. In addition, total liabilities at March 31, 1999, were $1,531,597 as compared to $1,638,544 at December 31, 1998. Current assets as of March 31, 1999, of $732,787 and $434,713 as of December 31, 1998, represent 72.75% and 75.7% of current liabilities of $1,007,262 and $890,772, respectively. The Company's cash position has diminished since fiscal year end due to the write off of obsolete inventory in the amount of $22,250, returns credited to accounts receivable recorded at fiscal year end for overcharges, and replacement of parts under warranty in machines from inventory. The Company is currently negotiating to refinance the remaining high cost capital leases used to finance machine purchases in the previous fiscal year. The Company's liabilities at March 31, 1999, of $1,531,597 consist of $819,301 of a fully secured capital lease obligation, $336,605 of current liabilities consisting of accounts payable and accrued expenses, and $375,691 of long-term debt.

During the quarter ended March 31, 1999, the working capital deficit was $274,475 as compared to a working capital surplus of $487,034 for the quarter ended March 31, 1998. The balances of accounts payable and accrued expenses increased by $41,687 and accounts receivable increased by $76,144 for the comparative quarters. As of March 31, 1999, the Company was delinquent on $109,102 or 34.48 % of total accounts payable.

The Company has a need for additional working capital to meet contractual obligations. Management believes that revenues from the existing machines owned by the Company will be sufficient to produce the necessary working capital to meet its working capital requirements. However, there is no assurance that such revenues will materialize.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.
          -------------------

In 1998, the Mississippi Gaming Commission rendered a decision to reject an appraisal on the fair market value of rents charged at the Tupelo bingo facility. A permanent injunction was obtained requiring the Gaming Commission to renew the Company's license to operate as a lessor. The Commission was ordered to accept the two appraisals already submitted and received a contempt of court citation. Subsequently, the Commission issued a license renewal for the Iuka location and has appealed the injunction o the license renewal for the Tupelo location. In addition, the Commission declined to renew a third facility license for the Meridian location, but the facility has continued to operate pending the results of a hearing whose date has yet to be determined. Finally, the Commission has denied a renewal application for the charitable lessee of the Iuka facility. This matter is being vigorously appealed by the charity.

ITEM  2.  CHANGES  IN  SECURITIES.
          ------------------------

          None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.
          -----------------------------------

          None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
          -----------------------------------------------------------

          None

ITEM  5.  OTHER  INFORMATION.
          -------------------

The Company is currently evaluating its computer systems to determine whether modifications and expenditures will be necessary to make its systems and those of its vendors compliant with year 2000 requirements. These requirements have arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail as a result of their inability to properly interpret date codes beginning January 1, 2000. For example, such programs may interpret A00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year A00". The Company believes it will timely meet its year 2000 compliance requirements and does not anticipate that the cost of compliance will have a material adverse effect on its business, financial condition, or results of operations. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
          --------------------------------------

     (a)     EXHIBIT
             -------

             Annual  Report  on  Form  10  -  KSB  for  the  year
             ended  December  31,  filed  April  15,  1999               **


**This  document  and  related  exhibits  have  been  previously  filed  with te
Securities and Exchange Commission and by this reference are incorporated herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BINGO  &  GAMING  INTERNATIONAL,  INC.

Date: 5/17/99  By  /s/ Reid Funderburk
     --------    ------------------------------------------
               Reid  Funderburk,  CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: 5/17/99  By  /s/ Reid Funderburk
     --------    ------------------------------------------
               Reid Funderburk, Chairman, C.E.O. & Director

Date: 5/17/99  By  /s/ George Majewski
     --------    ------------------------------------------
               George Majewski, Director, President

Date: 5/17/99  By  /s/ Rhonda McClellan
     --------    ------------------------------------------
               Rhonda McClellan, Chief Financial Officer

Date: 5/17/99  By  /s/ R. E. Wilkin
     --------    ------------------------------------------
               R. E. Wilkin, Director

Date: 5/17/99  By  /s/ Robert H. Hughes
     --------    ------------------------------------------
               Robert H. Hughes, Director

Date: 5/17/99  By  /s/ Rick Redmond
     --------    ------------------------------------------
               Rick Redmond, Director