Form 10QSB
period 1999-06-30
BINGO & GAMING INTERNATIONAL INC
filed 1999-08-02
CIK 355590

U.S. Securities and Exchange Commission
                            Washington, D. C.  20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                                 -------------

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

For  the  transition  period  from  _________________  to  __________________

                          COMMISSION FILE NO.  0-10519
                                              --------

                         BINGO & GAMING INTERNATIONAL, INC.
                         ----------------------------------

        OKLAHOMA                                    73-1092118
----------------                                --------------
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

     (1)   Yes  X   No          (2)   Yes  X   No
               --                         ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [ ]


There were 8,680,819 shares of common stock, $.001 par value, outstanding as of June 30, 1999.

                                TABLE OF CONTENTS
                                                             Page
                                                            Number
                                                            ------

Part I:

Item 1.  Financial Statements. . . . . . . . . . . . . . . .   1
------------------------------------------------------------

Item 2.  Management=s Discussion and Analysis. . . . . . . .   6
------------------------------------------------------------

Part II:

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . .  11
------------------------------------------------------------

Item 2.  Changes in Securities . . . . . . . . . . . . . . .  11
------------------------------------------------------------

Item 3.  Defaults Upon Senior Securities . . . . . . . . . .  11
------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders  11
------------------------------------------------------------

Item 5.  Other Information . . . . . . . . . . . . . . . . .  11
------------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .  11
------------------------------------------------------------

                                     PART I

                BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                           ASSETS
                           -------

                                                    JUNE 30,    DECEMBER 31, 1999
                                                   ----------  -------------------

                                                      1999            1998
                                                   ----------  -------------------
Current assets:

Cash and cash equivalents . . . . . . . . . . . .  $  116,364  $          133,184

Accounts receivable - trade, net
                                                      445,246             437,850

Inventories . . . . . . . . . . . . . . . . . . .     161,538              87,169

Prepaid expenses. . . . . . . . . . . . . . . . .      31,432              15,874
                                                   ----------  -------------------

Total current assets. . . . . . . . . . . . . . .     754,580             674,077
                                                   ----------  -------------------

Property and equipment, at cost - net . . . . . .   1,202,022           1,357,187
                                                   ----------  -------------------

Other assets:

Organizational costs and intangible assets - net.       4,218               6,451

Deferred financing costs. . . . . . . . . . . . .      90,469             122,572

Deposits. . . . . . . . . . . . . . . . . . . . .      32,751              32,707
                                                   ----------  -------------------

Total other assets. . . . . . . . . . . . . . . .     127,438             161,730
                                                   ----------  -------------------

Total assets. . . . . . . . . . . . . . . . . . .  $2,084,040  $        2,192,994
                                                   ==========  ===================


      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Current liabilities:

Accounts payable - trade and accrued expenses . .  $  319,030  $          294,918

Current maturities of long-term debt. . . . . . .     126,394             142,962

Current maturities of lease obligations . . . . .     511,791             452,892
                                                   ----------  -------------------

Total current liabilities . . . . . . . . . . . .     957,215             890,772

Long-term debt, net of current maturities . . . .     223,022             268,701

Long-term portion of lease obligations. . . . . .     190,704             479,071
                                                   ----------  -------------------

Total liabilities . . . . . . . . . . . . . . . .   1,370,941           1,638,544
                                                   ----------  -------------------

Stockholders' equity:

Common stock, $.001 par; 70,000,000 shares
8,680,819 and  8,551,819 issued and outstanding .       8,681               8,551

Additional paid-in capital. . . . . . . . . . . .     663,627             643,757

Retained earnings (deficit) . . . . . . . . . . .      40,791             (97,858)
                                                   ----------  -------------------

Total stockholders' equity. . . . . . . . . . . .     713,099             554,450
                                                   ----------  -------------------

Total liabilities and stockholders' equity. . . .  $2,084,040  $        2,192,994
                                                   ==========  ===================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                         SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                         JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                          1999         1998         1999         1998
                                       -----------  -----------  -----------  -----------
Revenue:

Phone card sales. . . . . . . . . . .  $1,196,416   $  880,327   $2,353,757   $1,849,696

Hall rental and concession income . .     131,849      144,165      275,086      281,784

Machine sales . . . . . . . . . . . .     174,100       29,618      188,600       67,883

Other . . . . . . . . . . . . . . . .      49,581       (4,948)      90,096        1,232
                                       -----------  -----------  -----------  -----------

Total revenue . . . . . . . . . . . .   1,551,946    1,049,162    2,907,539    2,200,595
                                       -----------  -----------  -----------  -----------

Cost of revenue:

Phone cards and royalties . . . . . .     292,392      315,157      584,925      518,232

Machine and location rental . . . . .           -     (135,000)      11,138          308

Prizes paid . . . . . . . . . . . . .     411,843       75,064      900,726      161,181

Hall rental and concession. . . . . .      57,235      110,114      124,978      164,366

Machine depreciation. . . . . . . . .      71,657       66,928      143,313       93,975

Machines sold . . . . . . . . . . . .     146,704       37,485      159,200       70,805
                                       -----------  -----------  -----------  -----------

Total cost of revenue . . . . . . . .     979,831      469,748    1,924,280    1,008,867
                                       -----------  -----------  -----------  -----------


Gross margin. . . . . . . . . . . . .     572,115      579,414      983,259    1,191,728
                                       -----------  -----------  -----------  -----------

Expenses:

Operating expenses. . . . . . . . . .      86,238       34,228       87,777       96,931

Salaries. . . . . . . . . . . . . . .     152,166       89,005      294,342      175,744

General and administrative expenses .     183,828      212,658      293,802      270,846
                                       -----------  -----------  -----------  -----------

Total expenses. . . . . . . . . . . .     422,232      335,891      675,921      543,521
                                       -----------  -----------  -----------  -----------

Operating income. . . . . . . . . . .     149,883      243,523      307,338      648,207

Other income and expense:

Interest expense. . . . . . . . . . .      77,077      140,931      168,684      153,325
                                       -----------  -----------  -----------  -----------

Net income before federal income tax.      72,806      102,592      138,654      494,882

Deferred federal income tax . . . . .           -            -      (44,500)     (10,600)
                                       -----------  -----------  -----------  -----------

Net income. . . . . . . . . . . . . .      72,806      147,092      138,654      484,282

Retained earnings:

             Beginning (deficit). . .     (97,858)    (224,504)     (97,858)    (224,504)
                                       -----------  -----------  -----------  -----------

             Ending (deficit) . . . .  $  (25,052)  $  (77,412)  $   40,796   $  259,778
                                       ===========  ===========  ===========  ===========

Basic and diluted earnings per share.  $     0.01   $     0.02   $     0.02   $     0.06
                                       ===========  ===========  ===========  ===========

Weighted average shares outstanding .   8,636,786    8,552,774    8,636,786    8,552,774
                                       ===========  ===========  ===========  ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

               BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          SIX MONTHS ENDED JUNE 30, 1999


                                                          1999        1998
                                                       ----------  -----------
Operating activities:

Net income. . . . . . . . . . . . . . . . . . . . . .  $ 138,651   $  484,282

Adjustments to reconcile net income to net cash from

    Depreciation and amortization . . . . . . . . . .    168,498      138,061

    Deferred financing cost . . . . . . . . . . . . .     32,103            -

    Stock issued for consulting fee . . . . . . . . .      4,998            -

    Changes in current assets and liabilities:

        Accounts receivable . . . . . . . . . . . . .     (7,396)    (496,641)

        Inventories . . . . . . . . . . . . . . . . .    (74,369)     (31,362)

        Prepaid expenses. . . . . . . . . . . . . . .    (15,602)     (31,220)

        Deferred federal income tax . . . . . . . . .          -       10,600

        Accounts payable - trade and accrued expenses     24,108     (108,772)
                                                       ----------  -----------

Net cash (used) provided from operating activities. .    270,991      (35,052)
                                                       ----------  -----------

Investing activities:

Purchase of property and equipment. . . . . . . . . .    (11,100)     (29,728)

Proceeds from long-term debt                                  -       14,409
                                                       ----------  -----------

Cash used by investing activities . . . . . . . . . .    (11,100)     (15,319)
                                                       ----------  -----------

Financing activities:

Payments on long-term debt. . . . . . . . . . . . . .   (304,649)     169,033

Proceeds from long term debt. . . . . . . . . . . . .     12,936     (159,366)

Issuance of common stock. . . . . . . . . . . . . . .     15,002       70,670
                                                       ----------  -----------

Cash (used) provided by  financing activities . . . .   (276,711)      80,337
                                                       ----------  -----------

Net increase(decrease) in cash and cash equivalents .    (16,820)      29,966

Cash and cash equivalents at beginning of year. . . .    133,184       53,934
                                                       ----------  -----------

Cash and cash equivalents at end of year. . . . . . .  $ 116,364   $   83,900
                                                       ==========  ===========

Supplemental disclosures of cash flow information:
-----------------------------------------------------

Interest paid . . . . . . . . . . . . . . . . . . . .  $ 168,684   $  153,325
                                                       ==========  ===========


Taxes . . . . . . . . . . . . . . . . . . . . . . . .  $       -   $   10,000
                                                       ==========  ===========

Supplemental disclosure of non-cash investing and financing activities:

                                                               -
    Proceeds from financing of equipment purchases. .  $           $1,310,264
                                                       ==========  ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

               BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999

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

               BINGO & GAMING INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999


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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN  OF  OPERATIONS.
          -------------------------------------------------------------------


     PLAN  OF  OPERATION
     -------------------

In October 1997, the Company executed an exclusive distribution agreement with Cyberdyne Systems, Inc. to distribute the Lucky Strike Prepaid Phone Card Dispenser. This agreement provides for the Company to have the exclusive distribution rights for North America for five years with two five year options. Distribution of the Lucky Strike Prepaid Phone Cards began in October 1997, and by March 31, 1998, over 275 dispensers were in locations in Texas, Oklahoma and Washington. As of July 29, 1999, the Company has 279 dispensers in operation in Texas, Oklahoma, Arizona, California, Illinois, Idaho, Connecticut, and Pennsylvania, and North Dakota.

The Company's primary focus for the next quarter is to place 46 machines that were relocated out of Oklahoma in the Texas market. The program of upgrading machine locations implemented in January 1999 has been successful and is a contributing factor to the increase in net phone card sales for the six months ended June 30, 1999. In April, the Company executed an exclusive distribution contract for the state of North Dakota, and sales of machines and phone cards for May and June reflect expansion in this new territory. However, the distributor, with the consent of the Company, has temporarily suspended distribution and purchases of new machines awaiting the outcome of a request that the Attorney General of North Dakota be permanently enjoined from taking any action to interfere with the operation of the phone card dispensers. The hearing for this action is scheduled for August 24, 1999.

In order to diversify its product line, the Company has secured exclusive distribution rights for the Cyberdyne finite pull tab dispenser for Ohio. The Company is currently performing a market test on this machine and negotiating a distribution agreement. The dispensers have received a positive reaction from charitable gaming organizations. In concert with the Company's plan to develop additional products, the Electrotab pull tab dispenser was planned for deployment in the Oklahoma territory earlier this year. However, the dispenser was not conducive to the unique character of the market in the native American gaming establishments in Oklahoma, and placements were never completed.

Additional machines have been placed in Texas during this quarter and this trend is expected to continue as a result of the completion of development of an upgrade in the machine software in June. The software decreases the current cost of operation for retail locations as well as increases the convenience of use by the consumer. The expansion of the Texas market, focus on concluding negotiations to directly manage and operate machines located in the Oklahoma territory, and the development of new territories is the basis for the Company's projection to achieve record sales and net income for the 1999 fiscal year. However, the rate of growth will depend on the availability of either borrowing or leasing opportunities for the Company, as well as the number of dispensers that can be sold to retail operators.

RESULTS  OF  OPERATIONS
-----------------------

                        THREE MONTHS ENDED JUNE 30, 1999
               COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1998

The Company experienced an overall increase of 48% in total revenues from sales during the three months ended June 30, 1999, over the same period ended June 30, 1998. Revenues include rental income from charitable organizations that lease the Company's bingo facilities as well as the related concession and vending income. In addition, phone card activities produced revenues from the sale of machines and phone cards as well as rental income from machines.

The major revenue source for the Company for the quarters ended June 30, 1999 and 1998, is from the sale of phone cards. Sales for the three months ended June 30, 1999, are $1,196,416 compared to $880,327 for the comparable period ended June 30, 1998. This represents an increase of 36%. This increase results from the Company's program to upgrade machine locations to optimize sales as well as the increase in unit sales price experienced from the transition to more machines that are directly operated by the Company.

Machine sales became the second greatest revenue source for the Company during the quarter ended June 30, 1999. Sales from this source of revenue increased by 488% for the three month period ended June 30, 1999 as a result of the execution of new distribution contracts for North Dakota and Pennsylvania. The Company projects that machine sales will continue to be a significant portion of revenues for the remainder of the fiscal year with expansion into additional territories including California and Ohio.

Rental and concession income from charity bingo locations has decreased by 9% for the quarter ended June 30, 1999. This decrease is a result of recent legislation in the state of Mississippi enabling the Mississippi Gaming Commission to restrict rents paid by charity bingo operations and is discussed in further detail in the six month comparison following.

Cost of revenues represent expenses directly attributable to the operations of the phone card dispensers and operations of the bingo facilities. In total, cost of revenues as a function of total sales has increased by 18% for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 and is comprised primarily of an increase in prizes paid which is discussed more fully in the six month comparison.

Operating expenses for the Company consist of advertising, bad debt expense, travel, repairs and maintenance, auto expense, registration fees, and business promotion. Operating expenses for the three month period ended June 30, 1999 increased by 152% for the comparable period ended June 30, 1998. The increase is due primarily to an increase in travel related to developing new territories accounting for 86% of the total increase in operating expenses. In addition, the Company experienced an increase in bad debt expense related to the reevaluation of the allowance for uncollectible accounts factor from 1% of net phone card sales to 2% of net phone card sales. This, coupled with the increase in phone card sales, impacted bad debt expense as well as the increase in sales for this three month period. The increase in bad debt expense accounts for 66% of the total increase in operating expenses.

General and administrative expense consists of rent, director's fees, consultant services, director's liability insurance, computer maintenance, legal expense, accounting services, office supplies and depreciation. This category of expense decreased by 13% for the three month period ended June 30, 1999 as compared to the three month period ended June 30, 1998 and is due to a decrease in legal expense.

Finally, salaries and benefits increased by 70% for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. This increase is related to pay increases for employees and increased costs of insurance and other benefits as well as the hiring of a Chief Financial Officer, two additional full-time technicians, and a secretary.

In summary, net income before tax for the three month period ended June 30, 1999 has decreased by 29% as compared to the comparable period ended June 30, 1998. This decrease is due to an increase in the cost of sales related to a transition to more Company operated machines with the offsetting benefit of allowing the Company to collect cash more rapidly. In addition, this reduction in net income is the result of additional overhead incurred in connection with the significant sales growth from expansion into new territories.

                         SIX MONTHS ENDED JUNE 30, 1999
                COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1998

The Company experienced an overall increase of 32% in total revenues from sales during the six months ended June 30, 1999 over the six month period ended June 30, 1998. Revenues include rental income from charitable organizations that lease the Company's bingo facilities as well as the related concession and vending income. In addition, phone card activities produce revenues from the sale of machines and phone cards as well as rents from machines.

The major revenue source for the Company for the six months ended June 30, 1999 and 1998, is from the sale of phone cards. Sales from phone cards for the six month period ended June 30, 1999, increased by 27% over the comparable six month period ended June 30, 1998. This increase in phone card sales is the result of an increase of 600% in the number of machines placed in route operations that generate a higher unit sales price per phone card. Additionally, the route operated locations produce a higher unit sales volume, on average, than non-route locations. Placements of machines during 1999 have resulted in higher sales volume consistent with the Company's program to upgrade machine placements.

Rental and concession income from charity bingo locations decreased by 2% during the six month period ended June 30, 1999 as a result of recent legislation in the state of Mississippi enabling the Mississippi Gaming Commission to restrict rents paid by charity bingo operations. The Company expects revenues from hall rentals to diminish by 34.5% in future quarters as a result of the reduction in rents ordered by the Mississippi Gaming Commission. However, this segment of the Company's operations has become increasingly less significant over the last year as a result of increased focus on the prepaid phone card operations.

Machine sales increased by 178% for the six month period ended June 30, 1999 as a result of the execution of distribution contracts for North Dakota and Pennsylvania. The Company anticipates that machine sales will become the second most significant revenue source by the end of the third quarter of this year with expansion into additional territories including California and Ohio.

Cost of revenues represent expenses directly attributable to the operations of the phone card dispensers and operations of the bingo facilities. In total, such cost was $1,924,280 and $1,008,867 for the six month period ended June 30, 1999 and 1998, respectively. Cost of revenue as a function of total sales increased by 21% for the six month period ended June 30, 1999 as compared to the same period in 1998.

The components of cost of revenues for the phone card segment consist of the cost of phone cards, long distance and commissions, cost of machines sold, prizes paid, machine depreciation and machine rental. Cost of revenues for the phone card segment of the Company's operations totaled $1,799,302 from phone card and machine sales of $2,542,357 for the six month period ended June 30, 1999 as compared to $844,501 from phone card and machine sales of $1,917,579 for the six month period ended June 30, 1998. Cost of revenues for phone card operations increased by 27% as a function of phone card and machine sales for the six month period ended June 30, 1999 as compared to the comparable period ended June 30, 1998. This increase is the result of an increase in prizes paid during the six month period ended June 30, 1999 compared to the six month period ended June 30, 1998. The increase in prizes paid is the result of two factors. First, the Company increased the number of machines that it directly operates by 650%, and prizes paid are an expense of the direct operator. Secondly, the amount of sweepstakes prizes paid was increased to test the sensitivity of sales volume to increases in the total amount of sweepstakes prizes paid. The result of these two factors accounts for the increase in the prizes paid as a per cent of sales during the six month period ended June 30, 1999.

The components of cost of revenues for the charity bingo facilities leasing segment consist of the rental cost of such facilities as well as supplies. During the six month period ended June 30, 1999, the Company experienced a decrease as a percent of bingo segment revenues in hall rental and concession expense of 13% as compared to the six month period ended June 30, 1998.

Operating expenses for the Company consist primarily of advertising, travel, repairs and maintenance, auto expense, registration fees, and business promotion. Operating expenses for the six month period ended June 30, 1999 decreased by 9%. This decrease is the result of decreases in travel, small tools, advertising, freight, registration fees, and a reduction in the allowance for uncollectible accounts as compared to the six month period ended June 30, 1998.

General and administrative expense consists of rent, consultant services, director's liability insurance, computer maintenance, legal expense, accounting services, office supplies and depreciation. The Company experienced an increase of 8% in general and administrative expense for the six month period ended June 30, 1999 due to increased costs for lobbying, development of a database to facilitate the tracking of individual machine production, and implementation of a new computer network as well as the election by the Board of Director's to begin paying director's fees.

Salaries and benefits increased by 67% for the six month period ended June 30, 1999 as compared to the same period ended June 30, 1998. This increase is related to pay increases for employees and increased costs of insurance and other benefits as well as the hiring of a Chief Financial Officer, two additional full-time technicians, and a secretary.

In summary, net income for the six month period ended June 30, 1999, is $138,654 as compared to $484,282 for the comparable period ended June 30, 1998, representing a 71% decrease. This decrease is a function of several factors. First, during the six month period ended June 30, 1998, the Company purchased 325 machines and deployed 176 in Oklahoma. The majority of the Oklahoma placements were in native American charitable gaming facilities that began to place large quantities of other devices offering cash prizes in the third quarter of 1998. The unusual competitive environment in these facilities had a negative impact on the sales volume of the phone cards. Consequently, the Company began focusing on opening new territories to redeploy machines from the Oklahoma territory. Second, in the last quarter of 1998, the Company began placing machines in route operations which produce a greater unit sales price. In addition, the Company began experimenting with increasing the sweepstakes prizes paid in order to stimulate further growth in sales volume. However, as discussed earlier, the route or direct operation of machines results in a lower gross profit due to the sweepstakes prize payments that are incurred directly by the Company, and sales volume did not increase as quickly as projected. The result of these factors is that the Company has accomplished the desired increases in sales volume with a smaller contribution to gross profit with the benefit of transitioning to a more stable operating environment by redeploying machines in smaller concentrations into retail locations that are more compatible with the Company's product. Therefore, the Company projects that sales growth and profitability will continue at the present rate.

LIQUIDITY
---------

As of June 30, 1999, the Company's total assets were $2,084,040 as compared to $2,192,994 for the year ended December 31, 1998. In addition, total liabilities at June 30, 1999 were $1,370,940 as compared to $1,638,544 at December 31, 1998. Current assets as of June 30, 1999 of $754,580 and $674,077 as of December 31, 1998, represent 78% and 75% of current liabilities of $957,215 and $890,772, respectively. The Company's cash position has diminished since fiscal year end due to the write off of obsolete inventory, returns credited to accounts receivable recorded at fiscal year end for overcharges, and replacement of parts under warranty in machines from inventory. The Company's liabilities at June 30, 1999, of $1,370,940 consist of $702,495 of a fully secured capital lease obligations, $445,424 of current liabilities consisting of accounts payable, accrued expenses and notes payable, and $223,021 of long-term debt.

During the quarter ended June 30, 1999, the working capital deficit was $395,605 as compared to a working capital surplus of $206,350 for the quarter ended June 30, 1998. The balances of accounts payable and accrued expenses decreased by $6,250 and accounts receivable decreased by $398,424 for the comparative quarters. As of June 30, 1999, the Company was delinquent on $103,634 or 41 % of total accounts payable. However, credit memos against those delinquent accounts payable in the amount of $57,000 have been received subsequent to June 30, 1999.

The Company has a need for additional working capital to meet contractual obligations. Management believes that revenues from the existing machines owned by the Company will be sufficient to produce the necessary working capital to meet its working capital requirements. However, there is no assurance that such revenues will materialize.

                            PART II-OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.
          -------------------

In 1998, the Mississippi Gaming Commission rendered a decision to reject an appraisal on the fair market value of rents charged at the Tupelo bingo facility. A permanent injunction was obtained in Hinds County Chancery Court (98-CA-01198-SCT) requiring the Gaming Commission to renew the Company's license to operate as a lessor. The Commission was ordered to accept the two appraisals already submitted and received a contempt of court citation. The Commission issued a license renewal for the Iuka location and appealed the injunction on the license renewal for the Tupelo location. The Court of Appeals of the State of Mississippi ruled in favor of the Mississippi Gaming Commission, but prior to this, the Mississippi Supreme Court had ruled in favor of Tupelo Industries. Tupelo Industries has filed a motion for a rehearing on the Court of Appeals ruling. In addition, the Commission declined to renew a third facility license for the Meridian location, but the facility has continued to operate pending the results of a hearing whose date has yet to be determined. Finally, the Commission has denied a renewal application for the charitable lessee of the Iuka facility. One year passed without a hearing and a new renewal application was required. The charitable organization was granted a 90 day license.
Legislation (HB977) passed in the most recent session of the Mississippi Legislature eliminated the licensing requirement for commercial lessors; thereby, making the dispute over the licensing of the Meridian facility a moot point.

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

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

        BINGO  &  GAMING  INTERNATIONAL,  INC.

Date:   7/30/99
By      /S/ Reid  Funderburk
        ------------------
Reid  Funderburk,  CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date:   7/30/99
By      /S/ Reid  Funderburk
        -----------------------------------------
Reid  Funderburk,  Chairman,  C.E.O.  &  Director

Date:   7/30/99
By      /S/ George  Majewski
        -------------------------------
George  Majewski,  Director,  President

Date:   7/30/99
By      /S/ Rhonda  McClellan
        -------------------------------------
Rhonda  McClellan,  Chief  Financial  Officer

Date:   7/30/99
By      /S/ R.  E.  Wilkin
        ------------------
R.  E.  Wilkin,  Director

Date:   7/30/99
By      /S/ Robert  H.  Hughes
        ----------------------
Robert  H.  Hughes,  Director

Date:   7/30/99
By      /S/ Rick  Redmond
        -----------------
Rick  Redmond,  Director