Form 10QSB
period 1999-09-30
BINGO & GAMING INTERNATIONAL INC
filed 1999-11-15
CIK 355590

U.S.  Securities  and  Exchange  Commission
                            Washington,  D.  C.  20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                               ------------------




For  the  transition  period  from  _________________  to  __________________

                          COMMISSION FILE NO.  0-10519
                                              --------

                                  BGI, INCORPORATED
                                  -----------------

            OKLAHOMA                                73-1092118
-----------------------------------             -----------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [ ]


There were 8,862,742 shares of common stock, $.001 par value, outstanding as of September 30, 1999.

                                TABLE OF CONTENTS


                                                               Page
                                                              Number
                                                              ------
Part I:

Item 1.  Financial Statements. . . . . . . . . . . . . . . .       1
------------------------------------------------------------

Item 2.  Management's Discussion and Analysis. . . . . . . .       6
------------------------------------------------------------

Part II:

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . .       9
------------------------------------------------------------

Item 2.  Changes in Securities . . . . . . . . . . . . . . .       9
------------------------------------------------------------

Item 3.  Defaults Upon Senior Securities . . . . . . . . . .       9
------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders       9
------------------------------------------------------------

Item 5.  Other Information . . . . . . . . . . . . . . . . .       9
------------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .       9
------------------------------------------------------------


                                     PART I

                                BGI, INCORPORATED AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS


ASSETS
-------------------------------------------------------

                                                         SEPTEMBER 30, 1999    DECEMBER 31, 1999
                                                         -------------------  -------------------

                                                                1999                 1998
                                                         -------------------  -------------------
Current assets:

Cash and cash equivalents . . . . . . . . . . . . . . .  $            73,331  $          133,184

Accounts receivable - trade, net. . . . . . . . . . . .              471,332             437,850

Inventories . . . . . . . . . . . . . . . . . . . . . .              137,842              87,169

Prepaid expenses. . . . . . . . . . . . . . . . . . . .               32,644              15,874
                                                         -------------------  -------------------

Total current assets. . . . . . . . . . . . . . . . . .              715,149             674,077
                                                         -------------------  -------------------

Property and equipment, at cost - net . . . . . . . . .            1,173,917           1,357,187
                                                         -------------------  -------------------

Other assets:

Organizational costs and intangible assets - net. . . .              176,923               6,451

Deferred costs. . . . . . . . . . . . . . . . . . . . .              155,880             122,572

Deposits. . . . . . . . . . . . . . . . . . . . . . . .               37,557              32,707
                                                         -------------------  -------------------

Total other assets. . . . . . . . . . . . . . . . . . .              370,360             161,730
                                                         -------------------  -------------------

Total assets. . . . . . . . . . . . . . . . . . . . . .  $         2,259,426  $        2,192,994
                                                         -------------------  -------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

EQUITY

Current liabilities:

Accounts payable - trade and accrued expenses . . . . .  $           294,392  $          294,918

Current maturities of long-term debt. . . . . . . . . .              116,837             142,962

Current maturities of lease obligations . . . . . . . .              474,729             452,892
                                                         -------------------  -------------------

Total current liabilities . . . . . . . . . . . . . . .              885,958             890,772

Long-term debt, net of current maturities . . . . . . .              194,469             268,701

Long-term portion of lease obligations. . . . . . . . .              139,168             479,071
                                                         -------------------  -------------------

Total liabilities . . . . . . . . . . . . . . . . . . .            1,219,595           1,638,544
                                                         -------------------  -------------------

Stockholders' equity:

Common stock, $.001 par; 70,000,000 shares authorized;
  8,551,819 and 8,558,418,6021,5

8,862,742 and  8,551,819 issued and outstanding . . . .                8,862               8,551

Additional paid-in capital. . . . . . . . . . . . . . .              938,990             643,757

Retained earnings (deficit) . . . . . . . . . . . . . .               91,979             (97,858)
                                                         -------------------  -------------------

Total stockholders' equity. . . . . . . . . . . . . . .            1,039,831             554,450
                                                         -------------------  -------------------

Total liabilities and stockholders' equity. . . . . . .  $         2,259,426  $        2,192,994
                                                         ===================  ===================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            BGI, INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                        THREE  MONTHS  ENDED       NINE MONTHS ENDED
                                     SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                       -----------  -----------  -----------  -----------
                                          1999         1998         1999         1998
                                       -----------  -----------  -----------  -----------
Revenue:

Phone card sales. . . . . . . . . . .  $  909,282   $  765,428   $3,263,039   $2,615,124

Hall rental and concession income . .     102,947      134,946      378,033      416,730

Machine sales . . . . . . . . . . . .      22,800       65,415      211,400      133,296

Other . . . . . . . . . . . . . . . .      15,940       16,297      106,036       17,530
                                       -----------  -----------  -----------  -----------

Total revenue . . . . . . . . . . . .   1,050,969      982,086    3,958,508    3,182,680
                                       -----------  -----------  -----------  -----------

Cost of revenue:

Phone cards and royalties . . . . . .     238,745      309,770      823,670      828,002

Machine and location rental . . . . .           -        2,600       11,138        2,908

Prizes paid . . . . . . . . . . . . .     270,538      288,691    1,171,264      449,872

Hall rental and concession. . . . . .      50,687       23,624      175,665      187,990

Machine depreciation. . . . . . . . .      70,592       57,401      213,905      151,376

Machines sold . . . . . . . . . . . .      19,375       42,354      178,575      113,159
                                       -----------  -----------  -----------  -----------

Total cost of revenue . . . . . . . .     649,937      724,440    2,574,217    1,733,307
                                       -----------  -----------  -----------  -----------

Gross margin. . . . . . . . . . . . .     401,032      257,646    1,384,291    1,449,373
                                       -----------  -----------  -----------  -----------

Expenses:

Operating expenses. . . . . . . . . .      30,225      130,953      118,002      227,884

Salaries. . . . . . . . . . . . . . .     151,450      106,263      445,792      282,007

General and administrative expenses .     116,376      122,025      410,178      392,870
                                       -----------  -----------  -----------  -----------

Total expenses. . . . . . . . . . . .     298,051      359,241      973,972      902,761
                                       -----------  -----------  -----------  -----------

Operating income. . . . . . . . . . .     102,981     (101,595)     410,319      546,612

Other income and expense:

Interest expense. . . . . . . . . . .     (60,217)     (56,892)    (228,901)    (210,217)

Gain(loss) on sale of assets. . . . .       8,424       (2,135)       8,424       (2,135)
                                       -----------  -----------  -----------  -----------

Net income. . . . . . . . . . . . . .      51,188     (160,622)     189,842      334,260

Retained earnings:

             Beginning (deficit). . .     (97,858)    (224,504)     (97,858)    (224,504)
                                       -----------  -----------  -----------  -----------

             Ending (deficit) . . . .  $  (46,670)  $ (385,126)  $   91,984   $  109,756
                                       ===========  ===========  ===========  ===========

Basic and diluted earnings per share.  $     0.01   $    (0.02)  $     0.02   $     0.04
                                       ===========  ===========  ===========  ===========

Weighted average shares outstanding .   8,663,006    8,508,830    8,663,006    8,508,830
                                       ===========  ===========  ===========  ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       BGI, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,


                                                          1999        1998
                                                       ----------  -----------
Operating activities:

Net income. . . . . . . . . . . . . . . . . . . . . .  $ 189,842   $  334,260

Adjustments to reconcile net income to net cash from

    Depreciation and amortization . . . . . . . . . .    263,489      195,414

    Deferred financing cost . . . . . . . . . . . . .     48,154            -

    Stock issued for consulting fee . . . . . . . . .      9,378            -

    Increase in other assets. . . . . . . . . . . . .    (31,462)     (17,946)

    Increase in deposits. . . . . . . . . . . . . . .     (4,850)           -

    (Gain) Loss on disposal of assets . . . . . . . .     (8,424)           -

    Changes in current assets and liabilities:

        Accounts receivable . . . . . . . . . . . . .     12,226     (176,569)

        Inventories . . . . . . . . . . . . . . . . .    (50,673)     (40,559)

        Prepaid expenses. . . . . . . . . . . . . . .    (16,770)     (15,131)

        Accounts payable - trade and accrued expenses       (530)     (78,240)

Net cash provided from operating activities . . . . .    410,380      201,229

Investing activities:

Purchase of property and equipment. . . . . . . . . .    (98,312)    (190,248)

Proceeds from sale of equipment . . . . . . . . . . .     31,500            -

Cash  used by investing activities. . . . . . . . . .    (66,812)    (190,248)

Financing activities:

Payments on long-term debt. . . . . . . . . . . . . .   (431,358)     (78,937)

Proceeds from long term debt. . . . . . . . . . . . .     12,937            -

Issuance of common stock. . . . . . . . . . . . . . .     15,000       76,170

Cash  used by  financing activities . . . . . . . . .   (403,421)      (2,767)

Net increase(decrease) in cash and cash equivalents .    (59,853)       8,214

Cash and cash equivalents at beginning of period. . .    133,184       53,934

Cash and cash equivalents at end of period. . . . . .  $  73,331   $   62,148

Supplemental disclosures of cash flow information:

Interest paid . . . . . . . . . . . . . . . . . . . .  $ 228,901   $  210,217

Taxes paid. . . . . . . . . . . . . . . . . . . . . .  $  20,860   $        -

Supplemental disclosure of non-cash investing and

    financing activities:

      Stock issued to consultant. . . . . . . . . . .  $  50,291   $        -

      Stock issued to acquire distributor . . . . . .  $ 221,169   $        -

      Proceeds from financing of equipment purchases.  $       -   $1,127,672

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       BGI, INCORPORATED AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER  30, 1999

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION:
Bingo & Gaming International, Inc. (the "Company") was formed in 1981 and was dormant from 1984 to November, 1994. In December, 1994, the Company acquired Monitored Investment, Inc., and Affiliates (Monitored Investment, Inc., Red River Bingo, Inc., Tupelo Industries, Inc., and Meridian Enterprises, Inc., hereinafter referred to collectively as "Monitored"). Monitored's principal operations consist of developing, managing and operating charity bingo entertainment centers. Monitored is a commercial lessor of bingo facilities to charity lessees which utilize bingo events as a means of fund raising. The stockholders of Monitored became the controlling stockholders of the consolidated company in a "reverse acquisition", whereby each of the corporations comprising Monitored became wholly-owned subsidiaries of the Company. As a result, the merger was accounted for as an "equity restructuring" of Company. On September 29, 1999, the shareholders of Bingo & Gaming International, Inc. voted to change the name of the company to BGI, Incorporated to more accurately reflect its business operations.

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

                       BGI, INCORPORATED AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER  30, 1999

NOTE  1  -  CONTINUED
---------------------
the shorter of the term of the related lease or the useful life of the leasehold improvements. Accelerated depreciation methods are used for tax purposes.

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN  OF  OPERATIONS.
          -------------------------------------------------------------------


PLAN  OF  OPERATION
-------------------

In October 1997, the Company executed an exclusive distribution agreement with Cyberdyne Systems, Inc. to distribute the Lucky Strike Prepaid Phone Card Dispenser (Lucky Strike machines or the machine). This agreement provides for the Company to have the exclusive distribution rights for North America for five years with two five year options. As of November 12, 1999, the Company has distributors or company owned dispensers located in Texas, Oklahoma, Arizona, Illinois, Idaho, Connecticut, Pennsylvania, North Dakota, California, and Kansas.

The Company's principal objective is to sell an increasing number of phone cards through Lucky Strike machines. This objective is accomplished by increasing the number of machines placed in locations that will sell the greatest volume of the sweepstakes enhanced phone cards. Generally, the company owned machines produce greater sales volumes in company operated routes where machines are more geographically concentrated. However, company owned machines are also placed in locations where it is more advantageous for the machine to be operated by a distributor.

The sales production of locations varies. Whether the machines are company owned and operated, company owned and distributor operated, or distributor owned and operated, the Company continuously evaluates the sales production of the machines. If production in a particular location is not adequate, the machine is relocated.

During the latter part of 1998, one of the larger distributors was not producing adequate sales or handling its financial obligations satisfactorily. On August 1, 1999, the Company executed an agreement to directly purchase the operations of the distributor for $221,169 in shares of its common stock and commenced to operate the machines in that territory directly.

In  August  1999,  the Company executed an agreement with Multimedia Games, Inc.
(MGAM) to develop and host a website to sell phone cards employing a virtual machine. It is expected that the site will sell, through the virtual machine, the same sweepstakes enhanced phone cards that are available to a customer purchasing from the actual Lucky Strike machines. The site is expected to be fully operational in early 2000.

The Company's primary focus for the next quarter is twofold. First, 100% of the company owned machines will be placed in production. Second, the program of upgrading machine locations implemented in January 1999 will continue and is a contributing factor to the increase in net phone card sales for the nine months ended September 30, 1999. However, the rate of growth will depend on the availability of either borrowing or leasing opportunities for the Company as well as the number of dispensers that can be sold to retail operators.

RESULTS  OF  OPERATIONS
-----------------------

                      THREE MONTHS ENDED SEPTEMBER 30, 1999
             COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Total revenues increased by 7% for the three months ended September 30, 1999 as compared to the same three month period for 1998. This was the result of a 19% increase in phone card sales which was partially offset by decreases in dispenser sales and bingo hall rental income. The decrease in machine sales was considered to have been a normal fluctuation. The decrease in bingo hall rental income was the result of continuing regulatory pressure to reduce rents by the Mississippi Gaming Commission.

The total cost of revenues represent expenses directly related to the operations of the phone card dispensers and bingo facilities. Such costs as a function of total sales has decreased by 12% which included a decrease in sweepstakes prizes paid due to a change in the mix of route operated company owned machines. Additionally, long distance costs decreased by 9% during this period resulting from unit cost savings and changes in usage patterns.

Operating expenses represent expenses indirectly related to the operations of the phone card dispensers and the bingo halls. Such costs decreased by 76.9% principally due to improved credit and collection efforts in the Oklahoma territory and the resulting improved bad debt experience. Salaries increased by 42.5%. This was principally the result of hiring a chief financial officer in October 1998, an increase in the number of support staff positions, and increases in other salaries. Other general and administrative expenses decreased by 4.6% during three month period ended September 30, 1999 as compared to the similar period in 1998. This reduction is primarily due to cost savings in accounting fees.

As the result of the above, the Company's net income increased by $211,810 to a net income of $51,188 for the three months ended September 30, 1999 from a net loss of $160,622 for the three months ended September 30, 1998. Due to a federal income tax net operating loss carryforward, no provision for federal income tax was required.

                      NINE MONTHS ENDED SEPTEMBER 30, 1999
             COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1998

The Company experienced an increase of 24.4% in total revenues during the nine months ended September 30, 1999 over the nine month period ended September 30, 1998. This increase is primarily due to a 24.8% increase in phone card sales. Increased machine sales were offset by a decrease in bingo hall rental income. The increase in machine sales is the result of opening additional territories to distributors. The decrease in bingo hall income was the result of continuing regulatory pressure, by the Mississippi Gaming Commission, to reduce the rent paid by the charity operators.

The cost of revenues represent expenses directly attributable to the operations of the phone card dispensers and bingo facilities. These costs increased by 48.5%, and the resulting gross margin decreased to 35.0% of sales for the nine months ended September 30, 1999 from 45.5% for the nine months ended September 30, 1998. This significant increase in the total cost of revenue and decrease in gross margin was principally the result of having operated with the sweepstakes payout rates set at a higher experimental level for the first six months ended June 30, 1999. They were reset to more profitable levels during the three months ended September 30, 1999.

Operating expenses include expenses indirectly related to the operations of the machines and the bingo halls. These costs decreased by 48.29%, principally as a result of an improved bad debt experience as improved credit and collection procedures with respect to distributors were initiated during 1999. Salaries increased by 58.1% as the result of hiring a chief financial officer in October 1998 as well as increases in the number of support staff positions and some increase in other salaries. Other general and administrative expense increased by 4.4% for the nine month period ended September 30, 1999 as the result of additional expenses required to support the increased level of revenue producing activities.

As a result of all of the above, the Company's net income decreased by $144,418, to a net income of $189,842 for the nine months ended September 30, 1999 from a net income of $334,260 for the comparable period ended September 30, 1998. This decrease is primarily a function of deploying 55% of the company owned machines in Oklahoma during the first six months of 1998. The majority of the Oklahoma placements were in native American charitable gaming facilities that began to place large quantities of other devices offering cash prizes in the early part of the third quarter of 1998. The unusual competitive environment in these facilities had a negative impact on the sales volume of the phone cards as reflected in the loss for the three month period ended September 1998.

LIQUIDITY
---------

The Company's cash inflows from operating activities increased by 103.9%, to $410,380 for the nine months ended September 30, 1999 from $201,229 for the nine months ended September 30,1998. Cash outflows for the nine months ended September 30, 1999 were $470,233, with $423,237 of that amount reducing debt and capital lease obligations as the Company's stockholders' equity increased to 45% of total assets at September 30, 1999 from 25.3% of total assets at December 31, 1998.

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

None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.
          -----------------------------------

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
          -----------------------------------------------------------

On September 29, 1999, the annual meeting was held and the following matters were submitted to a vote and approved by the shareholders of the Company:

The following directors were reelected Rick Redmond, Reid Funderburk, George Majewski, R. E. Wilkins, and Robert Hughes.

Votes  were  cast  as  follows:

Rick  Redmond
4,673,440  For       4,673,440  Against    98 Abstentions   0  Broker non-votes
---------            ---------            ---              ---

Reid  Funderburk
4,673,940  For           5,000  Against    98 Abstentions   0  Broker non-votes
---------            ---------            ---              ---

George  Majewski
4,673,940  For           5,500  Against    98 Abstentions   0  Broker non-votes
---------            ---------            ---              ---

R.E.  Wilkins
4,673,426  For           5,500  Against   112 Abstentions   0  Broker non-votes
---------            ---------            ---              ---

Robert  Hughes
4,673,440  For           5,500  Against    98  Abstentions  0  Broker non-votes
---------            ---------            ---              ---

Change  of  corporate  name to BGI, Incorporated with the votes cast as follows:

4,673,514  For           5,524  Against     0 Abstentions   0  Broker non-votes
---------            ---------            ---              ---

Approval of employee incentive stock option plan with the votes cast as follows:

4,606,042For            72,828  Against   168 Abstentions   0  Broker non-votes
---------            ---------            ---              ---

Authorization  of  10,000,000  shares  of  preferred  stock

4,608,042  For          70,628  Against   368 Abstentions   0  Broker non-votes
---------            ---------            ---              ---


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

BGI,  INC.

Date:  11/08/99  By /s/ Reid  Funderburk
     ----------    -----------------------------
Reid  Funderburk,  CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Reid  Funderburk,  Chairman,  C.E.O.  &  Director
Date:  11/08/99
     ------------------------------------------
By   /s/ Reid  Funderburk
     ------------------------------------------

George  Majewski,  Director,  President
Date:  11/08/99
     ------------------------------------------
By   /s/ George  Majewski
     ------------------------------------------

Rhonda  McClellan,  Chief  Financial  Officer
Date:  11/08/99
     ------------------------------------------
By   /s/ Rhonda  McClellan
     ------------------------------------------

R.  E.  Wilkin,  Director
Date:  11/08/99
     ------------------------------------------
By   /s/ R.  E.  Wilkin
     ------------------------------------------

Robert  H.  Hughes,  Director
Date:  11/08/99
     ------------------------------------------
By   /s/ Robert  H.  Hughes
     ------------------------------------------

Rick  Redmond,  Director
Date:  11/08/99
     ------------------------------------------
By   /s/ Rick  Redmond
     ------------------------------------------