Form 10QSB/A
period 1999-09-30
BGI INC
filed 1999-11-16
CIK 355590

U.S.  Securities  and  Exchange  Commission
                            Washington,  D.  C.  20549

                                   FORM 10-QSB
                                 AMENDMENT No. 1

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

Rick  Redmond
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

Date:  11/16/99  By /s/ Reid  Funderburk
     ----------    -----------------------------
Reid  Funderburk,  CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Reid  Funderburk,  Chairman,  C.E.O.  &  Director
Date:  11/16/99
     ------------------------------------------
By   /s/ Reid  Funderburk
     ------------------------------------------

George  Majewski,  Director,  President
Date:  11/16/99
     ------------------------------------------
By   /s/ George  Majewski
     ------------------------------------------

Rhonda  McClellan,  Chief  Financial  Officer
Date:  11/16/99
     ------------------------------------------
By   /s/ Rhonda  McClellan
     ------------------------------------------

R.  E.  Wilkin,  Director
Date:  11/16/99
     ------------------------------------------
By   /s/ R.  E.  Wilkin
     ------------------------------------------

Robert  H.  Hughes,  Director
Date:  11/16/99
     ------------------------------------------
By   /s/ Robert  H.  Hughes
     ------------------------------------------

Rick  Redmond,  Director
Date:  11/16/99
     ------------------------------------------
By   /s/ Rick  Redmond
     ------------------------------------------