Form 10KSB
period 1999-12-31
BGI INC
filed 2000-04-17
CIK 355590

U.S. SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON,  D.  C.  20549

                                   FORM 10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF  1934

[ ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE  SECURITIES
EXCHANGE  ACT  OF  1934

                  FOR THE CALENDAR YEAR ENDED DECEMBER 31, 1999
                                              -----------------

FOR  THE  TRANSITION  PERIOD  FROM                     TO
                                   -------------------    ---------------------

                          COMMISSION FILE NO.  0-10519
                                              --------

                                    BGI, INC.
                                    ---------

           OKLAHOMA                                    73-1092118
-----------------------------------          -----------------------------
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

     (1)   YES  X   NO          (2)   YES  X   NO
               --     --                  --       --

                CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]

STATE ISSUER'S REVENUES FOR ITS MOST RECENT CALENDAR YEAR: DECEMBER 31, 1999 - $4,890,826

THE  EXHIBIT  INDEX  COMMENCES  ON  PAGE  35.

            STATE THE AGGREGATE MARKET VALUE OF THE COMMON VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF DATE WITHIN THE PAST 60 DAYS.

     MARCH 8, 2000. - $5,679,765. THERE ARE APPROXIMATELY 4,130,738 SHARES OF COMMON VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES.




                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

                                 NOT APPLICABLE.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF LATEST PRACTICABLE DATE:

                                  MARCH 8, 2000

                             9,038,087 SHARES OF COMMON STOCK

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

  A DESCRIPTION OF "DOCUMENTS INCORPORATED BY REFERENCE" IS CONTAINED IN ITEM 13
                                 OF THIS REPORT.


                TRANSITIONAL SMALL BUSINESS ISSUER FORMAT YES      NO
                                                             ----    ----

                                     TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   NUMBER
                                                                                  --------
ITEM   1.  DESCRIPTION OF BUSINESS                                                     1
           -----------------------

ITEM   2.  DESCRIPTION OF PROPERTY                                                     3
           -----------------------

ITEM   3.  LEGAL PROCEEDINGS                                                           4
           ----------------

ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         4
           ---------------------------------------------------

ITEM   5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                    5
           --------------------------------------------------------

ITEM   6.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                        6
           ------------------------------------

ITEM   7.  FINANCIAL STATEMENTS                                                       11
           -------------------

ITEM   8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ---------------------------------------------------------------
               FINANCIAL DISCLOSURE                                                   30
               -------------------

ITEM   9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
           -------------------------------------------------------------------------
               WITH SECTION 16(A) OF THE EXCHANGE ACT                                 30
               -------------------------------------

ITEM 10.  EXECUTIVE COMPENSATION                                                      33
           ---------------------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT              33
           -------------------------------------------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                              35
           ---------------------------------------------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                            35
           -------------------------------



                                     PART 1

Item  1.  Description  of  Business.
        ----------------------------

BUSINESS
--------

Background
----------

BGI, Inc., an Oklahoma corporation ("BGI" or the "Company"), headquartered in Austin, Texas, is a distributor of prepaid phone card dispensers ("dispensers") and prepaid phone cards. In addition, the Company operates as a lessor of charity bingo facilities.

The Company consists of five wholly-owned subsidiaries, Tupelo Industries, Inc., a Mississippi corporation, ("Tupelo"), Meridian Enterprises, Inc., a Mississippi corporation, ("Meridian"), and Red River Bingo, Inc., a Louisiana corporation, ("Red River"), Monitored Investments, Inc., a Texas corporation, ("Monitored") and PrePaid Plus, Inc., a Texas corporation, ("PPI"). With the exception of PPI, the subsidiaries are dormant or sub-lessors of real property to three charitable bingo operations in Meridian, Iuka, and Tupelo, Mississippi. PPI was formed in October 1997 for the purpose of conducting the prepaid phone card activities. In addition, the Company acquired a subsidiary, Linkmarkets.com, Inc. in April 2000 for the purpose of completing the development and launch of an Internet sweepstakes site that has been under development since October 1999.

In September 1999, the shareholders voted in the annual shareholders meeting to rename the Company, formerly Bingo & Gaming International, Inc., to BGI, Inc.

Business
--------

The Company began its operations in December 1994 and was engaged in the business of managing charity bingo locations as well as owning and operating, as licensed commercial lessors, charity bingo locations. In May 1996, the Company began renting and distributing prepaid phone card vending machines (the "machines") that employed a novel marketing concept of permitting consumers to enter a free promotional sweepstakes offering cash prizes from $1 to $1,000. The Company redirected its focus to ownership of the Machines for its own distribution as well as offering them for resale during 1997. This effort was facilitated by negotiating an exclusive agreement with a new vendor for machines with a patented cartridge based technology that offered superior controls over cash collections and a system for the accounting of promotional prizes paid. In addition, this new contract expanded the exclusive territory from Texas to all of North America.

As of April 10, 2000, the Company owns 325 dispensers that are located throughout the states of Texas, Oklahoma, Arizona, Colorado, and Pennsylvania. The majority of company owned machines are placed in Texas and Oklahoma. In addition, there are 80 machines that have been sold to operators and distributors.

During the year ended December 31, 1999, the Company operated three charity bingo centers. Casino Bingo in Meridian, Mississippi, commenced business in June 1992. Magnolia Bingo in Tupelo, Mississippi, commenced business in June 1992. Tishomingo Bingo in Iuka, Mississippi, began operating in June 1995.

------
Services  and  Products
-----------------------

Until the end of 1996, the Company's sole business consisted of managing and/or leasing charity bingo facilities in Texas, Louisiana and Mississippi. At the end of 1996, the Company began to rent prepaid phone card dispensers and sell prepaid long distance phone cards to be vended from the dispensers and discontinued the management of bingo facilities. In December 1997, the Company began to sell and purchase dispensers for its own operation as well as sell phone cards. In addition, BGI continued its activities as a lessor of charity bingo facilities.

Competition
-----------

The promotional sweepstakes phone card industry represents only a fraction of the telecard industry. Although there is little competition in this segment of the prepaid phone card industry, several additional manufacturers have begun to produce vending devices with promotional sweepstakes features. The Company has lost some locations to these competing manufacturers in the year ended December 31, 1999. Additionally, pricing pressure by the competition has resulted in adjustments by the Company to remain competitive.

Several new bingo halls have opened in direct competition with those owned by the Company. In Iuka, Mississippi, a new bingo hall recently opened. While this is a newly constructed facility, the Company's bingo center has not suffered any decrease in attendance. In Tupelo, Mississippi, several additional bingo facilities have opened and increased competition. For the most part, they replace bingo centers that were closed in the past year by the Mississippi Gaming Commission. One of these is located in a newly constructed building. However, its location is not on a major thoroughfare. Tupelo is a larger city than Iuka, and the Company believes that there are sufficient bingo players to support multiple bingo centers.

Major  Suppliers
----------------

The Company's dispensers are manufactured by Cyberdyne Systems, Inc. of Phoenix, Arizona. Cyberdyne has been manufacturing similar equipment since 1987, and it has diversified into such other areas as gaming and finite pull tab dispensers. Although the Company depends on this one source for its product, the manufacturer is financially sound and has been in operation for over ten years. Two sources supply the thermal paper used in the Dispensers, and the Company currently relies on Starpoint, Inc. and Tradex International,which are resellers of long distance service.

Government  Regulations
-----------------------

The charity bingo business is regulated by the states in which such businesses are operated. In March 1999, the Mississippi legislature passed House Bill 997 removing "the requirement that a commercial lessor obtain a license from the
Gaming Commission." This bill empowered the Gaming Commission to solely determine the fair market rental rate for a bingo facility and removed the requirement for independent appraisals to determine the fair market rental rate. Unable to rely on the appraisals to validate the rental amounts charged to the charities conducting bingo, the Company reduced its rates to a level acceptable to the Mississippi Gaming Commission.

The Texas Lottery Commission requested an Opinion from the Office of the Attorney General, State of Texas, "Re: Whether the offer for sale of a sweepstakes ticket combined with a long distance telephone card constitutes an illegal lottery". On February 20, 1997, the Office of the Attorney General issued Letter Opinion No 97-008, which sets forth the facts which must be determined before a promotional sweepstakes can be determined to be an illegal lottery. The Company believes that its promotional sweepstakes meets all of the requirements to be considered a legal sweepstakes.

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

The Company is also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Commission on a regular basis, and will be required to timely disclose certain material events in a Current Report on Form 8-K.

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

Employees
---------

At April 10, 2000, the Company had one part-time and thirteen full-time employees. The Company's relationship with its employees is believed to be satisfactory. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.

Subsequent  Events
------------------

On April 5, 2000, the Company sold 100% of the outstanding common stock of Meridien Enterprises, Inc. to an individual for $29,950.

Item  2.  Description  of  Property.
          -------------------------

The Company leases all of it locations. Tupelo occupies an 11,800 square foot bingo facility located at 1800 North Gloster, Tupelo, Mississippi. Tupelo also leases a 16,000 square foot bingo facility located at 2243 Highway 25, South, Iuka, Mississippi. The corporate office for the Company is comprised of a 3,000 square foot warehouse and general office suite located at 13581 Pond Springs Road, Suite 105, Austin, Texas. In addition, the Company has an option to lease space adjoining the corporate offices with an additional 3,000 square feet. All of such locations are well-maintained, well-equipped, and suitable for their intended purposes. Management believes that all of the leased properties are adequately covered by insurance. No material renovations are currently contemplated for these leased properties.

The bingo facilities are superior to those of competing bingo halls in the comparable area according to appraisals conducted for the Company for submission to the Mississippi Gaming Commission. The office and warehouse property are well situated and easily accessible from major thoroughfares.


                   Expiration  Option    Monthly       Option
Lease Description  Date        Renew   Rent          Rent
                   ----------  ------  ------------  -----------
Magnolia Bingo       12/31/03  None    $      4,125  None
Tupelo, MS

Tishomingo Bingo      5/31/02  None    $      3,000  No increase
Iuka, MS

General Office        9/30/01  None    $1,125-1,200  None
Warehouse             5/31/01  None    $1,110-1,185  None
Austin, Texas


Item  3.  Legal  Proceedings.
          ------------------

Except as set forth in the following paragraphs, the Company is not the subject of any pending legal proceedings, and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is a party to an action which has any interest adverse to the Company.

Legal proceedings discussed in previous SEC filings concerning the Mississippi Gaming Commission have been resolved as a result of legislation passed in 1999, which eliminated the licensing requirement applicable to the Company. All charities conducting bingo at the Company's facilities have had their licenses to conduct bingo renewed.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
          ------------------------------------------------------------

On September 29, 1999, the annual meeting was held and the following matters were submitted to a vote and approved by the shareholders of the Company as follows:


                                 VOTES
                                                                          Broker
                                          For     Against  Abstentions  non-votes
Directors reelected:.

Rick Redmond                           4,673,940    5,500           98          0
Reid Funderburk                        4,674,440    5,000           98          0
George Majewski                        4,673,940    5,500           98          0
R. E. Wilkin                           4,673,926    5,500          112          0
Robert Hughes                          4,673,940    5,500           98          0
Change of corporate name to BGI, Inc.  4,674,014    5,524            0          0
Approval of employee incentive stock
     option plan                       4,606,542   72,828          168          0
Authorization of 10,000,000 shares of
     preferred stock                   4,608,542   70,628          368          0

                                     PART II

                                     PART II

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters.
          ---------------------------------------------------------------

Market  Information
-------------------

The Company's Common Stock, $.001 par value, is traded on the NASD OTC Electronic Bulletin Board under the symbol "BGII". The following table shows the range of reported high and low closing bid quotations for the fiscal quarters indicated:

                Common Stock
                ------------
                    High       Low
                   -----      -----
Fiscal 1998:
--------------
First quarter          1.600  0.375
Second quarter         1.438  0.688
Third quarter          1.375  0.688
Fourth quarter         0.813  0.250

Fiscal 1999:
--------------
First quarter         0.6875  0.250
Second quarter         1.531  0.468
Third quarter          1.437  0.687
Fourth quarter         1.062  0.468

Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail mark-ups, markdowns or commissions.

Shareholders
------------

The number of record holders of the Company's common stock as of December 31, 1999, was approximately 314. Such number does not include an indeterminate number of shareholders whose shares were held by brokers in street name, and of which the Company is not aware. As of March 8, 2000, there were approximately 238 shareholders whose shares are unrestricted.

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

Recent  Sales  of  Unregistered  Securities
-------------------------------------------

None

Item  6.  Management's  Discussion  and  Analysis.
          ---------------------------------------

Selected  Financial  Information
--------------------------------

The following selected financial information has been derived from the financial statements of the Company. It should be read in conjunction with such financial statements and the notes thereto.

                                         Year ended           Year ended
                                      December 31, 1999    December 31, 1998
                                     -------------------  -------------------
Statement of income:

Total revenues                       $        4,890,826   $        4,207,297

Cost of revenues                             (3,257,762)          (2,433,922)

Total expenses                               (1,558,661)          (1,123,725)

Operating income                                 74,403              649,650

Net income (loss)                              (222,743)             126,646

Net income (loss) per common share                (0.03)                0.01


Balance sheet:

Current assets                       $          406,135   $          674,077

Current liabilities                           1,031,798              890,772

Total assets                                  1,645,947            2,192,994

Long-term debt                                  117,540              747,772

Stockholders' equity                            496,609              554,450

Plan  of  Operation
-------------------

In October 1997, the Company executed an exclusive distribution agreement with Cyberdyne Systems, Inc. to distribute the Lucky Strike Prepaid Phone Card Dispenser (the "Machine"). This agreement provides for the Company to have the exclusive distribution rights for North America for five years with two five year options. As of April 10, 2000, the Company has distributors or company owned dispensers located in Texas, Oklahoma, Arizona, Idaho, Indiana, Connecticut, and Pennsylvania.

The Company's principal objective is to sell an increasing number of phone cards through the Machines. This objective is accomplished by increasing the number of machines placed in locations that will sell the greatest volume of the sweepstakes enhanced phone cards. Generally, the Company owned machines produce greater sales volumes in Company operated routes where machines are more geographically concentrated. However, Company owned machines are also placed in locations where it is more advantageous for the machine to be operated by a distributor.

The sales production of locations varies. Whether the machines are Company owned and operated, Company owned and distributor operated, or distributor owned and operated, the Company continuously evaluates the sales production of the machines. If production in a particular location is not adequate, the machine is relocated.

During the latter part of 1998, one of the larger distributors was not producing adequate sales or handling its financial obligations satisfactorily. On August 1, 1999, the Company executed an agreement to directly purchase the operations of the distributor for $221,169 by issuing 176,570 shares of its common stock and commenced to operate the machines in that territory directly. This purchase has resulted in better control over placement of machines in Oklahoma and allowed more efficient collection of accounts receivable.

In  August  1999,  the Company executed an agreement with Multimedia Games, Inc.
(MGAM) to develop and host a website to sell phone cards employing a virtual machine. The contract was assigned to Gamebay.com, Inc., a subsidiary that was spun off from MGAM in December 1999. It is expected that the site will sell, through the virtual machine, the same sweepstakes enhanced phone cards that are available to a customer purchasing from the actual machines. The site is expected to be fully operational in the third quarter of 2000.

The Company's primary focus for the first six months of 2000 is threefold. First, a consultant has been hired to make recommendations to restructure the Company to regain profitability. Second, the Company owned machines, not currently deployed, will be placed or sold to distributors to increase production of phone card revenues. Finally, the program of upgrading machine locations implemented in January 1999 will continue.

Results  of  Operations
-----------------------

                          Year Ended December 31, 1999
                   Compared with Year Ended December 31, 1998
                   ------------------------------------------

Total revenues increased by 16% for the year ended December 31, 1999, as compared to the prior year ended December 31, 1998. This was the result of a 19% increase in phone card sales and an 83% increase in machine sales which was partially offset by a decrease in bingo hall rental income. The increase in machine sales is the result of contracts with new distributors. The decrease in bingo hall rental income is the result of regulatory actions taken by the Mississippi Gaming Commission to reduce rents.

The total cost of revenues represent expenses directly related to the operations of the Machines and bingo facilities. Such costs increased by 34% which includes a 100% increase in sweepstakes prizes paid due to an increase in the route operated Company owned machines and a 68% increase in commissions related to the increase in machine sales for this fiscal year. In addition, the Company wrote off the cost of obsolete software related to the machines. These increases were offset by a decrease in long distance costs resulting from unit cost savings and changes in usage patterns.

Operating expenses represent expenses indirectly related to the operations of the Machines and the bingo halls. Such costs increased by 116.3% principally due to uncollectible receivables purchased from the distributor of the Oklahoma territory. In addition, a modification to the dispenser software increased small equipment costs by 1064.05 % for the year ended December 31, 1999, as compared to the year ended December 31, 1998.

 Salaries increased by 44.7% during the fiscal year ended December 31, 1999, as compared to the previous fiscal year. This was principally the result of hiring a chief financial officer in October 1998, as well as an increase in the number of support staff positions, and increases in other salaries. Other general and administrative expenses increased by 4.11% during fiscal year ended December 31, 1999, as a result of consultant costs, travel and other expenses incurred in connection with an offering that was planned to occur in 1999. In addition, significant increases in telephone expense contributed to this cost with the increased use of cellular phones used by technicians while traveling to perform installations and make repairs.

As the result of the above, the Company sustained a net loss for the fiscal year ended December 31, 1999, of $222,743 as compared to net income of $126,646 for the fiscal year ended December 31, 1998. Due to federal income tax net operating losscarry forwards, no provision for federal income tax was required.

Liquidity
---------

As of December 31, 1999 and 1998, the Company's total assets were $1,645,947 and $2,192,994, respectively, with total liabilities of $1,149,338 and $1,638,544, respectively. Current assets of $406,135 for the fiscal year ended December 31, 1999, represent 39.4% of current liabilities in the amount of $1,031,798 as compared to current assets of $674,077 for the year ended December 31, 1998, which represent 75.7% of current liabilities amounting to $890,772. Deterioration of the Company's cash position during the 1999 fiscal year is primarily the result of decreased revenue from phone card sales coupled with a provision for bad debt expense of $203,057. In addition, as of December 31, 1999, the Company is delinquent on $120,763 of monthly rent installments due under a master lease for equipment included in capitalized leases. The delinquent payments have been included in current liabilities.

The Company has a need for additional working capital to meet contractual obligations. Management believes that debt restructuring as well as cost containment measures including an agreement to purchase long distance time at decreased rates will to produce the working capital necessary to meet its presently anticipated requirements.





                       THIS SPACE LEFT BLANK INTENTIONALLY

                           PART II - OTHER INFORMATION

Item  7.  Financial  Statements.
          ---------------------



The following financial statements are included hereinafter:
                                                                 Page No.
                                                                ----------
Independent Certified Public Accountants' Report                    10

Consolidated Balance Sheets as of December 31, 1999 and 1998        11

Consolidated Statements of Income (Loss)
            for the years ended December 31, 1999 and 1998          12

Consolidated Statement of Changes in Stockholders' Equity
            for the years ended December 31, 1999 and 1998          13

Consolidated Statements of Cash Flows
            for the years ended December 31, 1999 and 1998          14

Notes to Consolidated Financial Statements                          16

                         BROWN, GRAHAM AND COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITORS' REPORT

BGI,  Inc.
Austin,  Texas


We have audited the consolidated balance sheets of BGI, Inc. and Subsidiaries (the"Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred a net loss of $222,743 for the year ended December 31, 1999 and current liabilities exceed current assets by $625,663. These factors, and others described in Note 1, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


                                             /S/ Brown, Graham and Company, P.C.


Georgetown,  Texas
April  7,  2000


                                                     BGI,  INC.  AND  SUBSIDIARIES
                                                    CONSOLIDATED  BALANCE  SHEETS
                                                    DECEMBER  31,  1999  AND  1998

ASSETS                                                                                     1999              1998
--------------------------------------------------------------------------------------  -----------       -----------
Current assets:
Cash and cash equivalents                                                               $   89,636        $  133,184
Accounts receivable - trade, net
Inventories                                                                                123,458            87,169
Prepaid expenses                                                                            18,173            15,874
                                                                                        -----------       -----------
Total current assets                                                                       406,135           674,077
                                                                                        -----------       -----------
Property and equipment, at cost, net (note 4)                                            1,060,922         1,357,187
                                                                                        -----------       -----------
Other assets:
Organizational costs and intangible assets, net (note 3)                                    61,721             6,451
Deferred financing costs (note 9)                                                           83,366           122,572
Deposits                                                                                    33,803            32,707
                                                                                        -----------       -----------
Total other assets                                                                         178,890           161,730
                                                                                        -----------       -----------

Total assets                                                                            $1,645,947      $  2,192,994
                                                                                        ============     ============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable - trade
                                                                                        $  253,747        $  274,071
Accrued expenses                                                                            46,079            20,847
Current maturities of long-term debt (note 5)                                              237,083           142,962
Current maturities of lease obligations (note 6)                                           494,889           452,892
                                                                                        -----------       -----------
Total current liabilities                                                                1,031,798           890,772
Long-term debt, net of current maturities (note 5)                                          43,835           268,701
Long-term portion of lease obligations (note 6)                                             73,705           479,071
                                                                                        -----------       -----------
Total liabilities                                                                        1,149,338         1,638,544
                                                                                        -----------       -----------
Stockholders' equity (notes 8 and 9):
Preferred stock, non-voting; $.001 par; 10,000,000
shares authorized; no shares issued and outstanding                                              -                 -
Common stock, $.001 par; 70,000,000 shares authorized; 8,551,819 and 8,558,418,6021,5 authorized; 8,862,389 and  8,551,819 issued and

outstanding, respectively                                                                    8,862             8,551
Additional paid-in capital                                                                 808,348           643,757
Retained earnings (deficit)                                                               (320,601)          (97,858)
                                                                                        -----------       -----------
Total stockholders' equity                                                                 496,609           554,450
                                                                                        -----------       -----------
Total liabilities and stockholders' equity                                              $1,645,947        $2,192,994
                                                                                        -----------       -----------
The accompanying notes are an integral part of these financial statements.



                                                     BGI,  INC.  AND  SUBSIDIARIES
                                                    CONSOLIDATED  BALANCE  SHEETS
                                                    DECEMBER  31,  1999  AND  1998
ASSETS                                                                                     1999              1998
                                                                                        -----------       -----------
Revenue:
Phone card sales                                                                        $4,098,169        $3,444,523
Machine sales                                                                              216,000           118,298
Hall rental and concession income                                                          469,562           565,622
Other                                                                                      107,095            78,854
                                                                                        -----------       -----------
Total revenue                                                                            4,890,826         4,207,297
                                                                                        -----------       -----------
Cost of revenue:
Phone cards and royalties                                                                1,070,258         1,064,644
Machine depreciation                                                                       286,626           200,949
Machines sold                                                                              181,795           117,747
Machine and location rental                                                                 53,508           107,215
Prizes paid                                                                              1,468,070           735,839
Hall rental and concession                                                                 197,505           207,528
                                                                                        -----------       -----------
Total cost of revenue                                                                    3,257,762         2,433,922
                                                                                        -----------       -----------
Gross margin                                                                             1,633,064         1,773,375
                                                                                        -----------       -----------
Expenses:
Operating expenses                                                                         220,320           119,782
Bad debt expense                                                                           203,057            76,017
Salaries                                                                                   603,578           417,218
Other general and administrative expenses                                                  531,706           510,708
                                                                                        -----------       -----------
Total expenses                                                                           1,558,661         1,123,725
                                                                                        -----------       -----------
Operating income                                                                            74,403           649,650
Other income and expense:
Impairment of long-lived asset (note 16)                                                                    (205,192)
Interest expense                                                                          (297,146)         (317,812)






Net income (loss)                                                                       $ (222,743)       $  126,646
                                                                                        ============      ===========

Basic and diluted income (loss) earnings per common share                               $    (0.03)       $     0.01
                                                                                        ============      ===========

Weighted average shares outstanding                                                      8,713,267         8,516,704
                                                                                        ============      ===========

   The accompanying notes are an integral part of these financial statements.

                                    BGI, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                             Additional    Retained
                                    Common     Paid-in     Earnings
                                     Stock     Capital    (Deficit)     Total
                                    -------  -----------  ----------  ---------
Balance at December 31, 1997        $ 8,418  $   393,197  $(224,504)  $ 177,111

Net income                                -            -    126,646     126,646

Issuance of warrants and options          -      174,513          -     174,513

Issuance of common stock for cash       133       76,047          -      76,180
                                    -------  -----------  ----------  ----------


Balance at December 31, 1998          8,551      643,757    (97,858)    554,450

Net income (loss)                         -            -   (222,743)   (222,743)

Issuance of options                       -        5,170          -       5,170

Issuance of common stock for:

        Cash                             25       14,975          -      15,000

        Services                        109       34,266          -      34,375

        Purchase of assets              177      110,180          -     110,357
                                    -------  -----------  ----------  ----------
Balance at December 31, 1999        $ 8,862  $   808,348  $(320,601)  $ 496,609
                                    =======  ===========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                                         BGI, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                  1999                1998
Operating activities:
Net income (loss)                                                            $(222,743)  $         126,646
Adjustments to reconcile net income to net cash from
    from operating activities:
    Depreciation and amortization                                              345,321             268,988
    Gain on disposal of assets                                                       -              (3,161)
    Provision for bad debts
                                                                               203,057              76,017
    Common stock issued for services                                             9,266                   -
    Deferred financing cost charged to interest                                 64,206              43,776
    Common stock options issued for consulting fees                              5,170               8,166
    Changes in current assets and current liabilities:
        Accounts receivable - trade                                            105,462            (166,838)
        Inventories                                                            (36,289)            (67,358)
        Prepaid expenses                                                        10,628              (9,429)
        Accounts payable - trade                                               (20,319)             82,039
        Accrued liabilities                                                     25,228              20,841

Net cash provided from operating activities                                    488,987             379,687

Investing activities:
Purchase of property and equipment                                             (39,390)           (141,409)
Proceeds from sale of equipment
                                                                                     -              56,946
Payments received on notes receivable                                                -               7,494
Change in deposits and other assets                                             (1,096)             17,153
Cash  used by investing activities                                             (40,486)            (59,816)

Financing activities:
Payments on long-term debt                                                    (143,680)           (143,300)
Proceeds from long-term debt                                                         -             108,850
Payments on long-term leasesProceeds from long term debt                      (363,369)   (282,351)108,850
Proceeds from issuance of common stock                                          15,000              76,180
Cash  used by  financing activities                                           (492,049)           (240,621)
Net increase(decrease) in cash and cash equivalents                            (43,548)             79,250
Cash and cash equivalents at beginning of year                                 133,184              53,934
Cash and cash equivalents at end of year                                     $  89,636   $         133,184
The accompanying notes are an integral part of these financial statements.

                                         BGI, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                  1999                1998
Supplemental disclosures of cash flow information:
Interest paid                                                                $ 297,146   $         317,812
Income taxes paid                                                            $       -   $           6,304
Supplemental disclosure of non-cash investing and
    financing activities:
      Proceeds from financing of equipment purchases                         $       -   $       1,093,549
      Common stock, warrants and options issued for
         financing and services
                                                                             $  39,545   $         174,513
      Common stock issued for purchase of
         distribution route including accounts
         receivable and non-compete agreement                                $ 110,357   $               -



Cash  used by  financing activities                                           (492,049)           (240,621)
                                                                             ----------  ------------------
Net increase(decrease) in cash and cash equivalents                            (43,548)             79,250
                                                                             ----------  ------------------
Cash and cash equivalents at beginning of year                                 133,184              53,934
                                                                             ----------  ------------------
Cash and cash equivalents at end of year                                     $  89,636   $         133,184
                                                                             ----------  ------------------

The accompanying notes are an integral part of these financial statements.




                                         BGI, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                  1999                1998

Supplemental disclosures of cash flow information:

Interest paid                                                                $ 297,146   $         317,812
                                                                          ==============    ================
Income taxes paid                                                            $       -   $           6,304
                                                                          ==============    ================
Supplemental disclosure of non-cash investing and
    financing activities:
      Proceeds from financing of equipment purchases                         $       -   $       1,093,549
                                                                          ==============    ================
      Common stock, warrants and options issued for
        financing and services
                                                                             $  39,545   $         174,513
                                                                          ==============    ================
      Common stock issued for purchase of
         distribution route including accounts
         receivable and non-compete agreement                                $ 110,357   $               -
                                                                          ==============    ================


   The accompanying notes are an integral part of these financial statements.

                           BGI, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 1999 AND 1998


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Nature  of  business  and  basis  of  presentation:
Bingo & Gaming International, Inc. (Bingo) was formed in 1981 and was dormant from 1984 to November 1994. In December 1994, the Company acquired Monitored Investment, Inc. and Affiliates (Monitored Investment, Inc., Red River Bingo, Inc., Tupelo Industries, Inc., and Meridian Enterprises, Inc., hereinafter referred to collectively as "Monitored"). Monitored's principal operations consist of developing, managing and operating charity bingo entertainment centers. Monitored is a commercial lessor of bingo facilities to charity lessees which utilize bingo events as a means of fund raising. The stockholders of Monitored became the controlling stockholders of Bingo in a "reverse acquisition", whereby each of the corporations comprising Monitored became wholly-owned subsidiaries of Bingo. As a result, the merger was accounted for as an "equity restructuring" of Bingo. On September 29, 1999, the shareholders of Bingo & Gaming International, Inc. voted to change its name to BGI, Inc.

In October 1997, PrePaid Plus, Inc. ("PPI"), a Texas corporation, was acquired under the purchase method. PPI is a wholly owned subsidiary of BGI, Inc. PPI was formed for the purpose of transacting the prepaid telephone card dispenser operations. PPI began distributing and selling the Lucky Strike Phone Card Dispenser, a video enhanced prepaid phone card dispenser, under an exclusive distribution agreement for five years with two successive five year options to renew with Cyberdyne Systems, Inc.

The consolidated financial statements include the accounts of BGI, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

Going  concern:
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. Numerous factors could affect the Company's operating results, including, but not limited to, general economic conditions, competition, and changing technologies. A change in any of these factors could have an adverse effect on the Company's consolidated financial position or results of operations. The Company had an operating loss for the year ended December 31, 1999. In addition, the Company's working capital position deteriorated due to a loss from operations. At December 31, 1999, current liabilities exceed current assets by $625,663, and the Company had a deficit retained earnings of $320,601. Also, the Company was delinquent with permission of the lessor on payments under a master lease agreement for equipment.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn may be dependent upon the success of its future operations. Also, management has engaged a consultant to make recommendations to restructure the Company and recommend cost containment measures to regain profitability. In addition, management is negotiating the restructure of debt.

Inventories:
Inventories, which consist of phone cards, prepaid vending machines, and small equipment are valued at the lower of cost or market using the first-in, first-out method.

                           BGI, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 1999 AND 1998

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES-CONTINUED
--------------------------------------------------------------------

Cash  equivalents:
Cash equivalents consist primarily of funds invested in short-term interest-bearing accounts. The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

Organizational  costs  and  intangible  assets:
Organizational costs and intangible assets include significant expenses of bringing new locations into operation, goodwill and the cost of a noncompete agreement. Organizational costs and goodwill are amortized over five years and the cost of the noncompete agreement is being amortized over two years.

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

Revenue  recognition:
Phone card and machine sales as well as rental income are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed and determinable and collectibility is reasonably assured. An allowance for doubtful accounts is provided based on periodic reviews of the accounts.

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

                           BGI, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 1999 AND 1998

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES-CONTINUED
--------------------------------------------------------------------

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

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders' equity except those resulting from contributions by stockholders. There was no impact to the Company as a result of the adoption of SFAS No. 130, as there were no differences between the net loss and the comprehensive loss available to common stockholders for the year ended December 31, 1999.

In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This SAB summarizes certain of the Staff's views in applying generally accepted accounting principles in the United States, to revenue recognition in financial statements. The Company's revenue recognition policy is in compliance with SAB 101.

NOTE  2  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

The Company had $14,003 in notes payable to an officer and stockholder at December 31, 1998 (see note 5). Interest paid to the officer and stockholder was $659 and $5,201 for the years ended December 31, 1999 and 1998, respectively.

NOTE  3  -  ORGANIZATIONAL  COSTS  AND  INTANGIBLE  ASSETS
----------------------------------------------------------

Organizational costs and intangible assets at December 31, 1999 and 1998 consist of the following:


                                                 1999      1998
                                               ---------  ---------
Organization costs                             $ 21,834   $ 24,415
Goodwill                                         38,324          -

Noncompete agreement                             26,318     63,678
                                               ---------  ---------

Total                                            86,476     88,093
Less accumulated amortization                   (24,755)   (81,642)
                                               ---------  ---------
Net organizational costs and intangible asset  $ 61,721   $  6,451
                                               =========  =========

Amortization expense was $9,072 and $13,254, for the years ended December 31, 1999 and 1998, respectively.

                           BGI, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 1999 AND 1998

NOTE  4  -  PROPERTY  AND  EQUIPMENT
------------------------------------

Property  and  equipment at December 31, 1999 and 1998 consist of the following:

                                   Lives
                                   (Years)        1999            1998
Vehicles                                 7  $        53,974   $       53,974
                                            ----------------  ---------------

Furniture and equipment             5 - 10        1,611,308        1,576,165
Leasehold improvements                   5          134,190          129,348

Total                                             1,799,472        1,759,487
Less accumulated depreciation and
amortization                                      (738,550)        (402,300)
Net property and equipment                  $     1,060,922   $    1,357,187

Depreciation and amortization expense for property and equipment was $336,249 and $255,734 for years ended December 31, 1999 and 1998, respectively.

                           BGI, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 1999 AND 1998


NOTE  5  -  LONG-TERM  DEBT
---------------------------

                                                                                              1999          1998
Note payable to a bank, due on demand or in monthly
installments of $1,113 including interest at 10% collateralized
by stock held by certain stockholders; matures January 5, 2001                             $   13,159   $      21,140

Note payable to a bank, due in monthly installments of $1,005 including interest at prime plus 2%; collateralized by stock held by certain stockholders; maturing with an additional
lump sum payment of $32,370 due December 30, 2000                                              37,148          44,892
Notes payable to individuals; principal is due in full on various dates in the year 2000; interest at 18% due in monthly

installments; unsecured                                                                       110,000         110,000

Note payable to officer and stockholder; interest at 14%; matures

September 24, 1999; unsecured                                                                       -          14,003

Various installment notes payable to banks and other financial institutions; due in mont=
institutions; due in monthly installments of $11,060 including interest ranging from 9.5% to 15.59%; collateralized by certain

equipment                                                                                     120,611         221,628

Total                                                                                         280,918         411,663

Less current maturities                                                                      (237,083)       (142,962)

Long-term debt                                                                             $   43,835   $     268,701

Future maturities of long-term debt are as follows:

Year Ending
December 31
           1999                                                                            $  237,083
           2000                                                                                32,719
           2001                                                                                 5,919
           2002                                                                                 5,197
           Total                                                                           $  280,918

                           BGI, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 1999 AND 1998

NOTE  6  -  OBLIGATIONS  UNDER  CAPITAL  LEASES
-----------------------------------------------

The Company has financed phone card dispensers under capital leases expiring in 2000 and 2001. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital
leases  is  included  in  depreciation  expense   (see  Note  4).

In addition, the Company used funds received under capital leases to refinance accounts payable during the year ended December 31, 1998 in the amount of $242,010.

Minimum future lease payments under capital leases as of December 31, 1999 are as follows:

Year Ending
December 31
 2000                                                            $   591,470

 2001                                                                 65,373
            Total                                                    656,843
            Minimum lease payment amounts representing interest      (88,249)
            Present value of net minimum lease payments              568,594
            Current portion                                         (494,889)
            Long-term portion                                    $    73,705

At December 31, 1999, the Company is in default for the payment of installments of monthly rent under a master lease for equipment included in the capital leases above. However, the lessor has granted, in writing, a temporary deferral of the lease payments due under the agreement.

NOTE  7  -  COMMITMENTS
-----------------------

The Company leases its general offices and bingo facilities. The leases expire at various dates through 2003. Future minimum lease payments are as follows:

Year Ending
December 31
2000             $218,940
2001              121,765
2002               64,500
           2003    49,500
Total            $454,705

                           BGI, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 1999 AND 1998

NOTE  7  -  COMMITMENTS-CONTINUED
---------------------------------

The rental expense for the years ended December 31, 1999 and 1998 in the amount of $222,020 and $256,949 are included in hall rental and concession and general and administrative expenses in the accompanying financial statements.

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

NOTE  8  -  STOCKHOLDERS'  EQUITY
---------------------------------

The Company agreed to sell to the sales agent of the limited offering made during 1995, a warrant to purchase one share of the Company's common stock for each ten shares sold during the offering. These warrants may be exercised for a period of five years from the date of issuance at an exercise price of 110% of the sales price of the shares or $1.37 per share. The warrants contain provisions for adjustment of the exercise price and the type of securities issuable upon exercise thereof upon the occurrence of certain events, and grant to the holder piggy-back registration rights for a five year period. In 1995, 19,920 of these warrants were sold at $.001 a warrant.

The Company, as part of certain employment contracts, may grant options to key employees to purchase common stock of the Company. The employment contracts were adopted in January 1995. The options, when granted, will vest at least 20% per year on the five anniversaries consecutively following the date of the employment agreements. The options are exercisable for a period of 10 years from the date of vesting, at a price equal to the offering price of the Company's common stock pursuant to the Disclosure Statement, plus 10% per share. As of December 31, 1999, no options have been granted.

During 1996, the Company issued options to purchase 110,000 shares of the Company's common stock to individuals as part of certain note agreements. These options are exercisable at $1.00 per share, which was the approximate fair market value at the dates of issuance. These options expire on various dates in the year 2000.

During 1996, in return for services rendered by an officer/director and release of the officer's employment contract, the Company issued 225,000 stock options. These options are exercisable at $.55 per share and expire in April 2000. In October and November 1996, 10,000 of these options were exercised for $5,500. In July 1998, an additional 10,000 of these options were exercised for $5,500.

In December 1997, the Company issued options to purchase 300,000 shares of the Company's common stock to individuals as part of certain consulting agreements. These options are exercisable at $.60 per share which was the approximate fair market value at the date of issuance. These options vest and expire on various dates in the years 1998 through 2000. During the year ended December 31,1999, 25,000 options were exercised and 50,000 expired. During the year ended December 31, 1998, 75,000 options were exercised and 75,000 expired.

                           BGI, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 1999 AND 1998

NOTE  8  -  STOCKHOLDERS'  EQUITY-CONTINUED
-------------------------------------------

In July 1998, the Company issued options to purchase 25,000 shares of common stock, to an individual as part of a consulting agreement. These options are exercisable at $1.00 per share and expire in July 2001. The contract was voided during the year ended December 31, 1999.

During the year ended December 31, 1998, employee stock options for 100,000 shares were granted as part of an employment contract. The options vest in increments of 25,000 shares each six months beginning with the execution date of the contract, or October 26, 1998. The options have a five year life at an exercise price of $.44 per share.

During the year ended December 31, 1998, the Company issued warrants to purchase 475,000 shares of common stock to a leasing company in connection with obtaining financing on phone card dispensers. (See note 9)

During the year ended December 31, 1999, the Company amended its articles of incorporation to authorize 10,000,000 shares of one mill ($0.001) par value non-voting preferred stock, with such dividend and conversion rights as the Board of Directors of the Company may determine. The shares of preferred stock will not have any pre-emptive rights.

During the year ended December 31, 1999, the Company granted 26,500 options to employees to purchase common stock with an exercise price of $.50 which is the market price of the common stock at the date of the grant. Also, the Company granted 10,000 options to purchase common stock to a consultant for services with an exercise price of $.66 which is the market price of the common stock at the date of the grant. The amount of $5,170 has been charged to consultant fees and additional paid-in capital during the year ended December 31, 1999. (See note  9)

During the year ended December 31, 1999, the Company issued 109,000 shares of common stock to two companies in connection with securing additional financing or investment capital. The common stock was valued at fair market value for restricted Rule 144 stock at the date of issue in the amount of $34,375.

On August 1, 1999, the Company issued 176,570 shares of common stock to an individual for the purchase of accounts receivable, a noncompete agreement, a distribution route for dispensing phone card machines and phone cartridges. The common stock was valued at fair market value for restricted Rule 144 stock on the date of issue in the amount of $110,357.

NOTE  9  -  STOCK  OPTIONS  AND  WARRANTS
-----------------------------------------

During the year ended December 31, 1999, the Company adopted the "1999 Incentive Stock Option Plan". The plan sets aside options for 1,000,000 shares of common stock for full time employees and meets the IRS requirements for a qualified Incentive Stock Option Plan. See Note 8 for options granted under this plan.

                           BGI, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 1999 AND 1998

NOTE  9  -  STOCK  OPTIONS  AND  WARRANTS  -  CONTINUED
-------------------------------------------------------

A summary of the status of the Company's stock options as of December 31, 1999, is presented below:


                                                      1999      1998
                                                    --------  --------
Options outstanding at beginning of year            590,000   625,000

Options granted                                      36,500   125,000

Options exercised                                   (25,000)  (85,000)
Options canceled                                    (75,000)  (75,000)
Options outstanding and exercisable at end of year  526,500   590,000

The following table summarizes the information about the stock options of December 31, 1999:

                            Weighted                                     Weighted
                                                                      --------------
                             Average       Weighted                      Average
                 Number    Remaining,       Average        Number        Exercise
      Range of   Outstand-  Contractual     Exercise      Exercisable      Price
     Exercise    ing at       Life           Price           at        (Exercisable
     Price       Dec. 31      Years     (Total shares)     Dec. 31       shares)
     ---------  ---------  -----------  ---------------  -----------  --------------
     0.60         75,000          0.5  $          0.60       75,000  $          0.60
     0.55         205,000          1.0             0.55      205,000            0.55
     1.00         110,000          1.0             1.00      110,000            1.00
     0.44         100,000          4.0             0.44       75,000            0.44
     0.50          26,500          4.0             0.50       26,500            0.50
     0.66          10,000          1.0             0.66       10,000            0.66
     0.44
$    to 1.00      526,500          1.7  $          0.63      501,500  $         0.63

The following table summarizes the information about the stock options as of December 31, 1998:


                                     Weighted                                     Weighted
                                      Average       Weighted                      Average
                          Number    Remaining,       Average        Number        Exercise
     Range of            Outstand-  Contractual     Exercise      Exercisable      Price
     Exercise             ing at       Life           Price           at        (Exercisable
       Price              Dec. 31      Years     (Total shares)     Dec. 31       shares)
     $    0.55             205,000            2  $          0.55      205,000  $         0.55
          0.60             150,000            2             0.60            -               -
          1.00              25,000            3             1.00       25,000            1.00
          0.44             100,000            5             0.44       25,000            0.44
          1.00             110,000            2             1.00      110,000            1.00
               0.44 to
          1.00             590,000          2.5  $          0.65      365,000  $         0.71

                           BGI, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 1999 AND 1998

NOTE  9  -  STOCK  OPTIONS  AND  WARRANTS  -  CONTINUED
-------------------------------------------------------

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) applicable to common stockholders and income (loss) per share as if compensation cost for the Company's stock options granted to employees had been determined in accordance with the fair value based method prescribed in that Statement.

The Company estimated the fair value of each stock option for employees at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:

1999 - dividends yield of 0%; expected volatility of 109.0%; risk-free interest rate ranging 5.65%; and expected lives 4 years.

1998 - dividends yield of 0%; expected volatility of 54.42%; risk-free interest rate of 5.65%; and expected lives of 3 to 5 years.

The weighted average fair value of options granted for the years ended December 31 1999, and 1998, respectively, was $0.38 and $0.23.

Under the accounting provisions of SFAS No. 123, the Company's net income (loss) applicable to common stockholders and pro forma amounts are indicated below:

                                                              1999      1998
                                                           ----------
Net income (loss) applicable to common stockholders:
As reported                                                $(222,743)  $126,646
Pro forma                                                  $(232,737)  $120,818
Income (loss) per share:
As reported                                           $    $   (0.03)  $   0.01
Pro forma                                             $    $   (0.03)  $   0.01

At December 31, 1999, the Company had 19,920 warrants outstanding which were issued in connection with the Company's limited offering in 1995 (see Note 8). These warrants are unregistered and are exercisable at any time at 110% of the sales price of the common stock or $1.37 prior to expiration on October 1, 2000. No value has been attributed to these outstanding warrants at December 31, 1999.

In addition, the Company issued warrants to purchase 475,000 of common stock at various prices ranging from $1.05 to $3.00 and may be exercised at any time prior to expiration at various dates in the year 2004 (See Note 8). These warrants were issued to a leasing company in connection with obtaining long-term financing for phone card dispensers. The warrants were recorded at the fair value of $166,348 as deferred financing costs and amortized over the terms of the lease agreements. The Company charged $64,206 and $43,776 of the deferred financing costs to expense during the years ended December 31, 1999 and 1998, respectively.

------
NOTE  10  -  CONCENTRATION  OF  CREDIT  RISK
--------------------------------------------

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade accounts receivable.

The majority of the Company's customer base are charitable organizations located in Mississippi and retail outlets for its phone cards located in Texas. Although the Company is directly affected by the well being of the organizations, management does not believe significant credit risks existed at December 31, 1999 and 1998.

NOTE  11  -  EARNINGS  PER  SHARE
---------------------------------

The  following  data  details  the  amounts used in computing earnings per share
(EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                                                     1999         1998

Income (loss) available to common stockholders used in basic EPS  $ (222,743)  $  126,646
----------------------------------------------------------------  -----------  ----------

Weighted average number of common shares used in basic EPS         8,713,267    8,516,704
Effect of dilutive securities:
Stock options                                                              -            -
Warrants                                                                   -            -
Weighted number of common shares and dilutive potential
common stock used in diluted EPS                                   8,713,267    8,516,704

Options on 526,500 shares of common stock and warrants to purchase 494,920 shares of common stock were not included in computing diluted EPS for the year ended December 31, 1999, because their effects would have been antidilutive. In addition, options on 590,000 shares of common stock and warrants to purchase 494,920 shares of common stock were not included in computing diluted EPS for the year ended December 31, 1999 and 1998, since there is an incremental per share effect of zero under the treasury stock method required by FASB 128 "Earnings Per Share."

NOTE  12  -  INCOME  TAXES
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

                           BGI, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 1999 AND 1998

NOTE  12  -  INCOME  TAXES  -  CONTINUED
----------------------------------------

The income tax expense (credit) differs from the amount of income tax determined by applying the applicable statutory federal tax rates is as follows:




                                                                   1998
                                                   1999
                                                 ---------
Federal income tax expense (credit)              $(70,100)       $ 32,600
Utilization of net operating loss carryforward          -         (34,400)

Valuation reserve                                  68,300               -
Other                                               1,800           1,800
                                                                        -
                                                 $      -   $
                                                 ---------    -

Temporary differences for the years ended December 31, 1999 and 1998, between the financial statement carrying amounts and the tax basis of assets and liabilities that give rise to significant portions of the net deferred tax asset (liability) relate to the following:


                                                    1999       1998
Difference in method of accounting for financial
   and tax basis accounting                       $(90,500)  $    (10,500)

Depreciation                                        21,100         62,400

Net operating loss carryforward                     (4,500)        (7,000)
Change in valuation allowance                       73,900        (44,900)
Net deferred tax asset                            $      -   $          -

At December 31, 1999 and 1998, the Company had a cumulative net tax asset of $101,800 and $27,900, respectively.

Since management can not determine that it is more likely than not that the Company will realize the deferred tax assets, a 100% valuation allowance has been recorded.

At December 31, 1999, the Company has available for federal income tax purposes unused net operating losses of approximately $428,000 which may provide future tax benefits that begin expiring in the year ending December 31, 2010.

NOTE  13  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
----------------------------------------------------

Cash  and  cash  equivalents:
The carrying amounts of cash and cash equivalents at December 31, 1999 and 1998, approximate fair value because of the short maturity of those instruments. Long-term debt:
Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt, including the current portion thereof, approximates its carrying value at December 31, 1999 and 1998.

------
                           BGI, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 1999 AND 1998


NOTE  14  -  SUBSEQUENT  EVENTS
-------------------------------

Subsequent to December 31, 1999, the Company sold all the outstanding common stock of Meridian Enterprises, Inc., a wholly owned subsidiary of BGI, Inc. The sale was for cash and a note receivable resulting in a gain on the sale of approximately $5,000.

NOTE  15  -  SEGMENT  REPORTING
-------------------------------

The Company's operations are divided into operating segments using individual products or services. The Company has two operating segments. The phone card dispensers segment rents and distributes prepaid phone card vending machines which permits customers to enter a free promotional sweepstakes offering cash prizes. The charity bingo facility segment operates as a lessor of charity bingo facilities. Each operating segment uses the same accounting principles as reported in Note 1, Summary of Significant Accounting Policies, and the Company evaluates the performance of each segment using before-tax income or loss from continuing operations.

Listed below is a presentation of certain profit or loss and other information for reportable segments. The only non-cash items are depreciation and amortization. Taxes are not allocated to segment operations, and for 1999 and 1998, the Company had none of the following items: discontinued operations, extraordinary items, or accounting changes.




                                              Phone card
                                 Phone card
                                 dispensers   dispensers   Charity bingo    Charity bingo
                                    1999         1998           1999            1998

Sales and rents                 $ 4,421,264   $ 3,641,675  $      469,562  $      565,622

Interest expense                    297,146       317,812               -               -
Depreciation and amortization
                                    328,943       224,489          16,378          44,499

Profit (loss)                      (260,846)      128,617          38,103          (1,971)

Assets                            1,582,012     2,084,248          63,936         108,746

Asset expenditure                    32,031     1,228,243           7,359           2,445


                           BGI, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 1999 AND 1998

---------------------------------------------

Reconciliation of reportable segment assets, revenue, profit or loss, and other items of significance to consolidated amounts are presented as follows.


                                                        1999         1998
Assets:
---------------------------------------------------

     Assets of reportable segment                    $1,645,947   $2,192,994
---------------------------------------------------  -----------

     Assets of non reportable segments                        -            -
---------------------------------------------------

     Assets not allocated to operating segments               -            -
---------------------------------------------------  -----------  ----------



     Consolidated assets                             $1,645,947   $2,192,994
---------------------------------------------------  -----------  ----------




Revenues:
---------------------------------------------------

      Revenue from reportable segment                $4,890,826   $4,207,297
---------------------------------------------------  -----------  ----------

      Revenue from non-reportable segments                    -            -




      Consolidated revenues                          $4,890,826   $4,207,297






Profits:

       Profit from reportable segments               $  611,676   $  716,503

       Profit from non-reportable segments                    -            -

       Expenses at corporate level not allocated to

       segments                                         834,419      589,857
---------------------------------------------------  -----------  ----------



       Income (loss) before tax                      $ (222,743)  $  126,646



Other items of significance:



       Interest expense                              $  297,644   $  317,812

       Depreciation and amortization                 $  345,622   $  268,988
                                                     -----------  ----------

       Asset expenditures                            $   39,390   $1,230,688








NOTE  16  -  IMPAIRMENT  OF  ASSETS
-----------------------------------

During the year ended December 31,1998, the Company leased certain phone card dispensers under capital leases in excess of the market value of the dispensers. As a result, pursuant to FASB Statement No. 121, Accounting for Impairment of Long - Lived Assets and for Long - Lived Assets to be Disposed Of, an impairment of $205,192 has been recognized for this equipment and included as a component of income before income taxes under the caption, "Impairment of long - lived assets"for the year ended December 31, 1998.

------

Item  8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting and
          ----------------------------------------------------------------------
Financial  Disclosure.
       --------------

     None.


                                    PART III

Item  9.  Directors,  Executive  Officers,  Promoters  and  Control  Persons;
          -------------------------------------------------------------------
Compliance  with  Section  16(a)  of  the  Exchange  Act.
         -----------------------------------------------

               Identification of Directors and Executive Officers
               --------------------------------------------------

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of the Company for the year ended December 31, 1999, and to the date hereof, and the period or periods during which each such director or executive officer has served in his respective position.




                                               Date of       Date of
                                                          --------------

                                             Election or   Termination
                                             -----------  --------------

Name                    Positions Held       Designation  or Resignation
------------------  -----------------------  -----------  --------------
Reid Funderburk*    Chairman and CEO               12/94
------------------  -----------------------  -----------

                    Director                       12/94
                    -----------------------  -----------




George Majewski*    President and COO              04/96
------------------  -----------------------  -----------

                    Director                       12/94
                    -----------------------  -----------

                    V.P., Sec., Treasurer          12/94           09/97
                    -----------------------  -----------  --------------




Robert H. Hughes*   Director                       12/94
------------------  -----------------------  -----------




R. E. Wilkin*       Director                       12/94
------------------  -----------------------  -----------




Rick Redmond*       Director                       09/97
------------------  -----------------------  -----------




Robert Chappell**   Secretary                      09/97
------------------  -----------------------  -----------

                    Treasurer                      09/97           04/99
                    -----------------------  -----------  --------------




Clay McCalla**      Vice President                 09/97
------------------  -----------------------  -----------




Rhonda McClellan**  Chief Financial Officer        10/98
------------------  -----------------------  -----------

                    Treasurer                      04/99
                    -----------------------  -----------



* These officers and directors were re-elected on 09/29/99 at the Annual Stockholders and Board of Directors Meeting
**     These  persons presently serve in the capacities indicated opposite their respective  names.

Term  of  Office
----------------

The term of office of the current directors shall continue until the next annual meeting of stockholders. The annual meeting of the Board of Directors, at which officers for the coming year are elected, immediately follows the annual meeting of stockholders.

------
Business  Experience  of  Current  Directors  and  Executive  Officers
----------------------------------------------------------------------

Mr.  Funderburk,  age 47, began engaging in the bingo commercial lessor business
---------------
in 1987. Since then, he and/or companies with which he was associated, have owned and/or operated and/or managed thirteen bingo commercial lessor operations. He has been a director and executive officer of Monitored and its affiliated companies since their inception. He served as President of the Texas Bingo Commercial Lessors Association from 1989 through 1993. Mr. Funderburk has prior experience as the owner of a bank equipment and supply company and as a real estate developer.

Mr.  Majewski,  age  56,  has been associated with Bingo & Gaming International,
-------------
Inc.  and  its affiliated companies and/or predecessor companies since 1989.  He
---
holds a B.B.A. from the University of Texas and has prior experience as an owner of businesses in the entertainment, catering, concessions, and vending industries.

Ms.  McClellan,  age 48,  is a Certified Public Accountant and held the position
--------------
of Senior Manager in a regional public accounting firm in Texas, specializing in SEC practice, prior to joining the Company in October 1998 as Chief Financial Officer. For the previous four years, she held the position of Finance Manager and Controller for a City of Austin department. She holds a B.B.A. from the University of Texas.

Mr.  Hughes,  age  72,  is  a  retired  attorney and a legislative consultant in
-----------
Austin,  Texas,  spending  much  of his time representing various clients in the
------
charity  bingo  and  amusement  and  vending  industry.
---

Mr. Wilkin, age 66,  is a retired CPA and a general business consultant.  He was
----------
a practicing CPA with Ernst & Whinney (now Ernst & Young), an international accounting firm, from 1957 through 1984 and a partner in such firm from 1969 through 1984. Since then, he has been involved with several start-up companies, including AmeriCredit Corporation (NYSE). For the past several years, Mr. Wilkin has been the Chief Financial Officer of U.S. Cast Products, Inc. of Fort Worth, Texas.

Mr.  Redmond,  age 47,  is the founding owner and major stockholder of Lone Star
------------
Cafe, Inc., a restaurant chain based in Austin, Texas, with operations in Texas and Colorado. He serves as Vice President of Real Estate Acquisitions for that corporation. In addition, Mr. Redmond is General Partner and majority stockholder of VIP Marina and Volente Beach Club.

Mr.  McCalla,  age  41,  graduated  with  a  B.B.A.  from Texas Tech University,
------------
Lubbock,  Texas,  in  1980.  Until  his  employment  with  the  Company,  he was
------
president  of Logistics by Clay, Inc., an event management corporation from 1988
------
through present. Mr. McCalla planned and managed executive travel programs for corporate clients such as RJR Nabisco and PepsiCo. Mr. McCalla was Chief of Staff for Bob Bullock, State of Texas Comptroller from 1981 through 1985.

Robert  Chappell,  age  40,  graduated  with  an  Associate  of Applied Sciences
----------------
(Financial  Management)  from  Community  College  of the Air Force in 1993.  He
------
served  with  the  U.S.  Air  Force  in  the  positions of Financial Manager and
----
Auditor.  In  December  of  1996,  he accepted a position as a senior accountant
----
with  the City of Austin - Neighborhood Housing Division.  Mr. Chappell accepted
---
his  current  position  in  September  1997.

Family  Relationships
---------------------

No family relationship exists between any current director or executive officer.

------
Compliance  with  Section  16(a)  of  the  Exchange  Act
--------------------------------------------------------

Reid Funderburk, an officer and director, disposed of 12,374 shares as a gift on
---------------
July 29, 1999, as reported on SEC Form 4, dated August 16, 1999. He disposed of 50,000 shares on August 10, 1999, as reported on SEC Form 4 on August 16, 2000.

George  Majewski, an officer and director, disposed of 8,000 shares as a gift on
---------------
September 16, 1999, as reported on Form 4 on October 5, 1999. He also disposed of 12,000 shares of stock as gifts on December 25, 1999, as reported on SEC Form 4 on April 11, 2000.

Robert Chappell, an officer, received options to purchase 1,500 shares of common
---------------
stock at $.50 per share under the Company's Incentive Stock Option Plan on October 25, 1999. He also received 1,100 shares of restricted stock on January 21, 2000, as reported on SEC Form 4 dated April 11, 2000. On February 11, 2000 he also received options to purchase 8,000 shares of common stock at $.8438 per share under the Company's Incentive Stock Option Plan. These options were reported on SEC Form 4 on April 11, 2000. He also disposed of 3,750 shares on February 28,2000, and 3,000 shares on March 28, 2000, as reported on SEC Form 4 on April 11, 2000.

Rhonda  McClellan,  an  officer,  received  2,000  shares of restricted stock on
-----------------
January  21,  2000,  as  reported  on SEC Form 4 dated April 11, 2000.  She also
-----
received  75,000  shares  by  exercising  stock options on February 11, 2000, as
----
reported  on  SEC  Form  4  on  April 11, 2000.   On February 11, 2000, she also
----
received  options  to purchase 20,000 shares of common stock at $.8438 per share
----
under the Company's Incentive Stock Option Plan. These options were reported on SEC Form 4 on April 11, 2000.

 Clay  McCalla, an officer, received 2,000 shares of restricted stock on January
--------------
21, 2000, as reported on SEC Form 4 dated April 11, 2000. On February 11, 2000, he also received options to purchase 10,000 shares of common stock at $.8438 per share under the Company's Incentive Stock Option Plan. These options were reported on SEC Form 4 on April 11, 2000.

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

Item  10.  Executive  Compensation.
           -----------------------

The following table shows the cash compensation paid by the Company, as well as other compensation, for the Company's Chief Executive Officer for the fiscal years 1999, 1998 and 1997.




Name and                                          Other annual   Restricted                                 All other
------------------------                         --------------  -----------                               -----------

Principal                                           Compen-         Stock             Options/     LTIP      Compen-
------------------------                         --------------  -----------          ---------  --------  -----------

Position                  Year  Salary   Bonus     sation (1)      Awards             SARS (#)   Payouts   sation ($)
------------------------  ----  -------  ------  --------------  -----------          ---------  --------  -----------
Reid Funderburk f      f  1999  $89,000  $  -0-  $          -0-  $       -0-  $- -0-        -0-  $    -0-  $     2,500
------------------------  ----  -------  ------  --------------  -----------  ------  ---------  --------  -----------

   Chairman, CEO          1998  $76,149     -0-             -0-          -0-                -0-       -0-        3,000
------------------------  ----  -------  ------  --------------  -----------          ---------  --------  -----------

   and Director           1997  $64,759   1,241             -0-          -0-                -0-       -0-          -0-
------------------------  ----  -------  ------  --------------  -----------          ---------  --------  -----------



Compensation  of  Directors
---------------------------

Directors fees totaling $14,500 were paid to directors during the year ended December 31, 1999.

Employment  Contracts  and  Termination  of  Employment  and  Change  of Control
--------------------------------------------------------------------------------
Arrangement
-----------

Except as indicated below, during 1999, there were no compensatory plans or arrangements, including payments to be received from the Company, with respect to any named executive officer which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

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

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.
           --------------------------------------------------------------------

The following table sets forth the share holdings of the Company's directors and executive officers and those persons who owned more than 5% of the Company's common stock as of March 8, 2000.



Directors  and  Executive  Officers          Number          Percentage
-----------------------------------          ------          ----------

Name  and  address          of  Shares  *          Beneficially  Owned
------------------          -------------          -------------------


                          Reid Funderburk (1)          2,518,000          27.86%
                          -------------------          ---------          ------

13581  Pond  Springs  Road,  Suite  105
---------------------------------------

Austin,  Texas  78729
---------------------



                                   Robert Hughes          460,000          5.09%
                                   -------------          -------          -----

1506  West  13th  #12
---------------------

Austin,  Texas  78704
---------------------



                                 George Majewski          447,461          4.95%
                                 ---------------          -------          -----

13581  Pond  Springs  Road,  Suite  105


Austin,  Texas  78729
---------------------



                                    R. E. Wilkin          257,600          2.85%
                                    ------------          -------          -----

4304  Kirkland  Dr.


Fort  Worth,  Texas  76109
--------------------------



Directors and Executive Officers - Continued          Number          Percentage
--------------------------------                      ------          ----------

Name  and  address          of  Shares  *          Beneficially  Owned
------------------          -------------          -------------------



                                    Rick Redmond          100,000          1.11%
                                    ------------          -------          -----

13492  Research  Boulevard
--------------------------

Austin,  Texas  78750
---------------------



                                 Rhonda McClellan          77,000          0.85%
                                 ----------------          ------          -----

8402  Daleview
--------------

Austin,  Texas  78757
---------------------



                                     Clay McCalla          17,000          0.19%
                                     ------------          ------          -----

11602  Hare  Trail
------------------

Austin,  Texas  78726
---------------------



                                   Robert Chappell          1,100          0.01%
                                   ---------------          -----          -----

P.O.  Box  624
--------------

Martindale,  Texas  78655
-------------------------



                                    Subtotals          3,878,161          42.91%
                                    ---------          ---------          ------



Additional  5%  Owners
----------------------



                     Henry A. Anawaty, III   (2)          528,100          5.84%
                     ---------------------------          -------          -----

5910  Courtyard  Drive  Suite  150


Austin,  Texas  78731
---------------------





                                       Totals          4,406,261          48.75%
                                       ------          ---------          ------




CHANGES  IN  CONTROL

TO THE KNOWLEDGE OF THE COMPANY'S MANAGEMENT, THERE ARE NO PRESENT ARRANGEMENTS OR PLEDGES OF THE COMPANY'S SECURITIES THAT MAY RESULT IN A CHANGE OF CONTROL OF THE COMPANY.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS.

DURING THE TWO YEARS ENDED DECEMBER 31, 1999 AND 1998, THERE WERE NO MATERIAL TRANSACTIONS, OR SERIES OF SIMILAR TRANSACTIONS, OR ANY CURRENTLY PROPOSED TRANSACTIONS, OR SERIES OF SIMILAR TRANSACTIONS, TO WHICH THE COMPANY OR ANY OF ITS SUBSIDIARIES WAS OR IS TO BE A PARTY, IN WHICH THE AMOUNT INVOLVED EXCEEDED $60,000 AND IN WHICH ANY DIRECTOR, EXECUTIVE OFFICER OR ANY SECURITY HOLDER WHO IS KNOWN TO THE COMPANY TO OWN OF RECORD OR BENEFICIALLY MORE THAN 5% OF ANY CLASS OF THE COMPANY'S COMMON STOCK, OR ANY MEMBER OF THE IMMEDIATE FAMILY OF ANY OF THE FOREGOING PERSONS, HAD AN INTEREST.

CERTAIN  BUSINESS  RELATIONSHIPS.

DURING THE TWO YEARS ENDED DECEMBER 31, 1999 AND 1998, THERE WERE NO BUSINESS RELATIONSHIPS, TO WHICH THE COMPANY OR ANY OF ITS SUBSIDIARIES WAS OR IS TO BE A PARTY, IN WHICH THE AMOUNT INVOLVED EXCEEDED $60,000 AND IN WHICH ANY DIRECTOR, EXECUTIVE OFFICER OR ANY SECURITY HOLDER WHO IS KNOWN TO THE COMPANY TO OWN OF RECORD OR BENEFICIALLY MORE THAN 5% OF ANY CLASS OF ITS COMMON STOCK, OR ANY MEMBER OF THE IMMEDIATE FAMILY OF ANY OF THE FOREGOING PERSONS, HAD AN INTEREST.

INDEBTEDNESS  OF  MANAGEMENT.

DURING THE TWO YEARS ENDED DECEMBER 31, 1999 AND 1998, THERE WAS NO NEGOTIABLE INDEBTEDNESS, TO WHICH THE COMPANY OR ANY OF ITS SUBSIDIARIES WAS OR IS TO BE A PARTY, IN WHICH THE AMOUNT INVOLVED EXCEEDED $60,000 AND IN WHICH ANY DIRECTOR, EXECUTIVE OFFICER OR ANY SECURITY HOLDER WHO IS KNOWN TO THE COMPANY TO OWN OF RECORD OR BENEFICIALLY MORE THAN 5% OF ANY CLASS OF ITS COMMON STOCK, OR ANY MEMBER OF THE IMMEDIATE FAMILY OF ANY OF THE FOREGOING PERSONS, HAD AN INTEREST.

PARENTS  OF  THE  ISSUER.

THE  COMPANY  HAS  NO  PARENTS.

TRANSACTIONS  WITH  PROMOTERS.

DURING THE TWO YEARS ENDED DECEMBER 31, 1999 AND 1998, THERE WERE NO MATERIAL TRANSACTIONS, OR SERIES OF SIMILAR TRANSACTIONS, OR ANY CURRENTLY PROPOSED TRANSACTIONS, OR SERIES OF SIMILAR TRANSACTIONS, TO WHICH THE COMPANY OR ANY OF ITS SUBSIDIARIES WAS OR IS TO BE A PARTY, IN WHICH THE AMOUNT INVOLVED EXCEEDED $60,000 AND IN WHICH ANY PROMOTER OR FOUNDER OR ANY MEMBER OF THE IMMEDIATE FAMILY OF ANY OF THE FOREGOING PERSONS, HAD AN INTEREST.

13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.*

     CURRENT REPORT ON FORM 8-K FILED, DATED JANUARY 5, 1998, REGARDING THE CHANGE IN ACCOUNTANTS.**

EXHIBITS

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


                 Date Incorporated          State          Name



March  4,  1988          Texas          Monitored  Investments,  Inc.

September  6,  1991          Louisiana          Red  River  Bingo,  Inc.

June  5,  1992          Mississippi          Tupelo  Industries,  Inc.

April  1,  1980          Oklahoma          BGI,  Inc.

October  8,  1997          Texas          Prepaid  Plus,  Inc.



      *SUMMARIES OF ALL EXHIBITS CONTAINED WITHIN THIS REPORT ARE MODIFIED IN THEIR ENTIRETY BY REFERENCE TO THESE
                 EXHIBITS.
    **THESE DOCUMENTS AND RELATED EXHIBITS HAVE BEEN PREVIOUSLY FILED WITH THE SEC AND INCORPORATED HEREIN.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.




DATE:  ____________________          BY_______________________________
          REID  FUNDERBURK,  CEO

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:


DATE:  _____________________          BY_______________________________
          REID  FUNDERBURK,  CHAIRMAN,  C.E.O.  &  DIRECTOR


DATE:  ____________________          BY_______________________________
         GEORGE  MAJEWSKI,  DIRECTOR,  PRESIDENT


DATE:  ____________________          BY_______________________________
         RHONDA  MCCLELLAN,  CHIEF  FINANCIAL  OFFICER


DATE:  ____________________          BY  _______________________________
           R.  E.  WILKIN,  DIRECTOR


DATE:_____________________          BY  _______________________________
           ROBERT  H.  HUGHES,  DIRECTOR


DATE:_____________________          BY  _______________________________
           RICK  REDMOND,  DIRECTOR