Form 10QSB
period 2000-03-31
BGI INC
filed 2000-05-22
CIK 355590

U.S. Securities and Exchange Commission
                            Washington, D. C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 2000
                                                  --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  _________________  to  __________________

                          COMMISSION FILE NO.  0-10519
                                              --------

                                      BGI, INC.
                                      ---------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [ ]


There were 9,073,087 shares of common stock, $.001 par value, outstanding as of May 19, 2000.

                                TABLE OF CONTENTS


                                                                            Page
                                                                          Number
                                                                          ------

PART  I:
--------

Item  1.  Financial  Statements                                               1
          ---------------------

Item  2.  Management's  Discussion  and Analysis                              7
          --------------------------------------

PART  II:
---------

Item  1.  Legal  Proceedings                                                  8
          ------------------

Item  2.  Changes  in  Securities                                             8
          -----------------------

Item  3.  Defaults  Upon  Senior Securities                                   8
          ---------------------------------

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         8
          -----------------------------------------------------------


Item  5.  Other  Information                                                  8
          ------------------

Item  6.  Exhibits  and  Reports  on  Form  8-K                               8
          ------------------------------------

                                  BGI, INC.  AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS



                                                          MARCH 31, 1999    DECEMBER 31, 1999
                                                                2000                 1999
                                                         ----------------  -------------------
                           ASSETS
                           ------
Current assets:
Cash and cash equivalents                                $       111,394   $           89,636
Accounts receivable - trade, net                                 198,471              174,868
Inventories                                                      122,050              123,458
Prepaid expenses                                                  21,673               18,173
                                                         ----------------  -------------------

         Total current assets                                    453,588              406,135
                                                         ----------------  -------------------
Property and equipment, at cost - net                            992,661            1,060,922
                                                         ----------------  -------------------


Other assets:
Organizational costs and intangible assets - net                  54,732               61,721
Deferred financing costs                                          67,315               83,366
Deposits                                                          35,803               33,803
                                                         ----------------  -------------------

         Total other assets                                      157,850              178,890
                                                         ----------------  -------------------

         Total assets                                    $     1,604,099   $        1,645,947
                                                         ================  ===================


         LIABILITIES AND STOCKHOLDERS' EQUITY
         -------------------------------------

Current liabilities:
Accounts payable - trade and accrued expenses            $       294,959   $          299,826
Current maturities of long-term debt                             221,828              237,083
Current maturities of lease obligations                          515,274              494,889
                                                         ----------------  -------------------
        Total current liabilities                              1,032,061            1,031,798


Long-term debt, net of current maturities                         32,951               43,835
Long-term portion of lease obligations                             4,721               73,705
                                                         ----------------  -------------------
        Total liabilities                                      1,069,733            1,149,338
                                                         ================  ===================

Stockholders'  equity:
Preferred stock, non-voting; $.001 par; 10,000,000
shares authorized; no shares issued and outstanding                    -                    -
Common stock, $.001 par; 70,000,000 shares authorized;
9,058,155 and 8,862,389 issued and outstanding                     9,058                8,862
Additional paid-in capital                                       903,955              808,348
Retained earnings (deficit)                                     (378,647)            (320,601)
                                                         ----------------  -------------------

        Total stockholders' equity                               534,366              496,609
                                                         ----------------  -------------------
        Total liabilities and stockholders' equity       $     1,604,099   $        1,645,947
                                                         ================  ===================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           BGI, INC.  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                           THREE MONTHS ENDED MARCH 31


                                                 2000           1999
                                              -----------  --------------
Revenue:
Phone card sales                              $  778,582   $   1,157,341
Hall rental and concession income                 83,084         143,237
Machine sales                                     24,991          14,500
Other                                             11,437          40,515
                                              -----------  --------------

          Total revenue                          898,094       1,355,593
                                              -----------  --------------

Cost of revenue:
Phone cards and royalties                        181,754         292,533
Machine and location rental                       36,000          11,138
Prizes paid                                      247,958         488,883
Hall rental                                       38,860          67,743
Machine depreciation                              71,369          71,656
Machines sold                                     16,080          12,496
                                              -----------  --------------

          Total cost of revenue                  592,021         944,449
                                              -----------  --------------

Gross margin                                     306,073         411,144
                                              -----------  --------------

Expenses:
Operating expenses                                26,028          40,215
Salaries                                         164,018         142,176
Bad debt expense                                 (58,571)        (38,676)
Other general and administrative expenses        163,051         109,974
                                              -----------  --------------

          Total expenses                         294,526         253,689
                                              -----------  --------------

Operating income                                  11,574         157,455

Other income (expense):

Interest expense                                 (69,593)        (91,607)
                                              -----------  --------------

Net income (loss) before federal income tax      (58,046)         65,848

Deferred federal income tax                            -               -
                                              -----------  --------------

Net income (loss)                                (58,046)         65,848

Retained earnings:

         Beginning (deficit)                    (320,601)        (97,858)
                                              -----------  --------------

         Ending (deficit)                     $ (378,647)  $     (32,010)
                                              ===========  ==============

Basic and diluted income per common share     $    (0.01)  $        0.01
                                              ===========  ==============

Weighted average shares outstanding            8,805,863       8,551,819
                                              ===========  ==============

     THE  ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           BGI, INC.  AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31


                                                          2000         1999
                                                       -----------  -----------
Operating activities:
Net income (loss)                                      $  (58,046)  $   65,848
djustments to reconcile net income to net cash from
     operating activities:
Depreciation and amortization                              92,485       88,070
Provision for bad debts                                   (19,669)     (38,676)
Recovery from bad debts                                   (38,902)           -
Common stock issued for services                           24,303            -
Deferred financing cost                                    16,051       16,051
Changes in current assets and liabilities:
Accounts receivable - trade                                40,295      (37,468)
Inventories                                                 1,408      (67,701)
Prepaid expenses                                           (3,500)       3,603
Accounts payable - trade and accrued expenses              (5,581)      41,689
                                                       -----------  -----------

Net cash from operating activities                         48,844       71,416
                                                       -----------  -----------


Investing activities:
Purchase of property and equipment                        (15,360)      (5,111)
Increase (decrease) in other assets                        (4,989)           -
Proceeds from sale of equipment                             3,000            -
                                                       -----------  -----------

Cash used by investing activities                         (17,349)      (5,111)
                                                       -----------  -----------

Financing activities:
Payments on long-term debt                                (26,139)     (25,104)
Payments on long-term leases                              (48,598)    (123,532)
Proceeds from issuance of common stock                     65,000            -
                                                       -----------  -----------

Cash provided (used) by  financing activities              (9,737)    (148,636)
                                                       -----------  -----------

Net increase (decrease) in cash and cash equivalents       21,758      (82,331)

Cash and cash equivalents at beginning of year             89,636      133,184
                                                       -----------  -----------

Cash and cash equivalents at end of year               $  111,394   $   50,853
                                                       ===========  ===========
Supplemental disclosures of cash flow information:
Interest paid                                          $   69,593   $   91,607
                                                       ===========  ===========
Taxes paid                                             $    5,169   $    6,304
                                                       ===========  ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           BGI, INC.  AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION:
Bingo & Gaming International, Inc. ("Bingo") was formed in 1981 and was dormant from 1984 to November 1994. In December 1994, the Company acquired Monitored Investment, Inc., and Affiliates (Monitored Investment, Inc., Red River Bingo, Inc., Tupelo Industries, Inc., and Meridian Enterprises, Inc., hereinafter referred to collectively as ("Monitored"). Monitored's principal operations consisted of developing, managing and operating charity bingo entertainment centers. Monitored became a commercial lessor of bingo facilities to charity lessees which utilize bingo events as a means of fund raising. The stockholders of Monitored became the controlling stockholders of Bingo in a "reverse acquisition," whereby each of the corporations comprising Monitored became wholly-owned subsidiaries of Bingo. As a result, the merger was accounted for as an "equity restructuring" of Bingo. On September 29, 1999, the shareholders of Bingo & Gaming International, Inc. voted to change its name to BGI, Inc.

In October 1997, PrePaid Plus, Inc. ("PPI"), a Texas corporation, was acquired under the purchase method. PPI is a wholly owned subsidiary of BGI, Inc. PPI was formed for the purpose of transacting the prepaid telephone card dispenser operations. PPI began distributing and selling the Lucky Strike Phone Card Dispenser, a video enhanced prepaid phone card dispenser, under an exclusive distribution agreement for five years with two successive five-year options to renew with Cyberdyne Systems, Inc.

The consolidated financial statements include the accounts of BGI, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

GOING  CONCERN:
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. Numerous factors could affect the Company's operating results, including, but not limited to, general economic conditions, competition, and changing technologies. A change in any of these factors could have an adverse effect on the Company's consolidated financial position or results of operations. The Company had an operating loss for the year ended December 31, 1999. In addition, the Company's working capital position deteriorated due to a loss from operations. At March 31, 2000, current liabilities exceeded current assets by $578,473. The Company has a deficit retained earnings of $378,647. Payments under a master lease agreement for equipment were delinquent but such delinquency was with the permission of the lessor.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continuing operations of the Company. Also, management has engaged a consultant to make recommendations to restructure the Company and recommend cost containment measures to regain profitability. In addition, management is negotiating the restructure of debt.

                           BGI, INC.  AND SUBSIDIARIES
                         NOTES  TO  FINANCIAL  STATEMENTS
                 THREE  MONTHS  ENDED  MARCH  31,  2000  AND  1999

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES-CONTINUED
--------------------------------------------------------------------

CASH  EQUIVALENTS:
Cash equivalents consist primarily of funds invested in short-term interest-bearing accounts. The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

INVENTORIES:
Inventories, which consist of phone cards, prepaid vending machines, and small equipment is valued at the lower of cost or market using the first-in, first-out method.

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

ORGANIZATIONAL  COSTS  AND  INTANGIBLE  ASSETS:
Organizational costs and intangible assets include significant expenses of bringing new locations into operation, goodwill and the cost of a non compete agreement. Organizational costs and goodwill are amortized over five years and the cost of the non compete agreement is being amortized over two years.

REVENUE  RECOGNITION:
Phone card and machine sales as well as rental income is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed and determinable and collectibility is reasonably assured. An allowance for doubtful accounts is provided based on periodic reviews of the accounts.

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

                          BGI, INC.  AND SUBSIDIARIES
                       NOTES  TO  FINANCIAL  STATEMENTS
               THREE  MONTHS  ENDED  MARCH  31,  2000  AND  1999

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES-CONTINUED
--------------------------------------------------------------------

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

Item  2.  Management's  Discussion  and  Analysis
-------------------------------------------------

Results  of  Operations
-----------------------

                          Quarter Ended March 31, 2000
                   Compared with Quarter Ended March 31, 1999
                   ------------------------------------------

Total revenues decreased by 34% for the quarter ended March 31, 2000, as compared to the prior quarter ended March 31, 1999. This was the result of a 33% decrease in phone card sales primarily due to increased competition in the Texas. This was offset by a 72% increase in machine sales.

The total cost of revenues represents expenses directly related to the operations of the Machines and bingo facilities. Such costs decreased by 37% which includes a 49% reduction in sweepstakes prizes paid as a result of a reduced payout structure at some route operated Company owned machines and a 33% reduction in phone card sales. Secondly, a 223% increase in machine and location rental costs related to some route locations resulted from the replacement of commission-based system (per phone card sold) to a monthly rental charge per machine installed. Third, a decrease of 38% in cost of phone cards was the result of lower phone card sales and diminished long distance costs resulting from unit cost savings and changes in usage patterns. Finally, the hall rental and concession income category decreased 43% due to the non-renewal of a lease in Meridian, the elimination of the lessor tax on bingo hall revenues, and lower building maintenance costs.

Operating expenses represent expenses indirectly related to the operations of the Machines and the bingo halls. Such costs decreased by 35% principally due to reduction in costs of advertising and travel related expenses for the period ended March 31, 2000, as compared to March 31, 1999.

Salaries increased by 15% during the quarter ended March 31, 2000, as compared to the previous fiscal quarter. This was principally the result of an increase in the number of support staff positions and increases in other salaries. Other general and administrative expenses increased by 48.9% during the quarter ended March 31, 2000, as a result of consultant costs and other expenses incurred in connection with the development of the virtual sweepstakes site.

As a result of the above, the Company sustained a net loss for the quarter ended March 31, 2000, of $58,046 as compared to net income of $65,848 for the quarter ended March 31, 1999.

Liquidity
---------

At March 31, 2000 and 1999, the Company's total assets were $1,604,099 and $1,645,947, respectively, with total liabilities of $1,069,733 and $1,149,338, respectively. Current assets of $453,588 at March 31, 2000, represent 43.9% of current liabilities in the amount of $1,032,061 as compared to current assets of $406,135 at March 31, 1999, which represent 39.4% of current liabilities amounting to $1,031,798. Deterioration of the Company's cash position during the first quarter of 2000 is primarily the result of decreased revenue from phone card sales. In addition, as of March 31, 2000, the Company is delinquent on $208,410 of monthly installments due under a master lease for equipment included in capitalized leases with the permission of lessor. The delinquent payments have been included in current liabilities.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.
          -------------------

Except as set forth in the following paragraphs, the Company is not the subject if any pending legal proceedings, and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state, or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action that has an interest adverse to the Company.

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

          None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
          --------------------------------------

          (a)     EXHIBIT
                  -------

Annual  Report  on  Form  10  -  KSB  for  the  year
ended  December  31,  filed  April  15,  2000     **

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



Date:  5/20/00                           By  /S/ Reid  Funderburk
       -------                               ---------------------------------
                                                 Reid  Funderburk, CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Date:  5/20/00                           By  /S/ Reid  Funderburk,
       -------                               ---------------------------------
                                                 Reid  Funderburk,
                                                 Chairman,  C.E.O.  &  Director



Date:  5/20/00                           By  /S/ George  Majewski
       -------                               ---------------------------------
                                                 George  Majewski, Director



Date:  5/20/00                           By  /S/ Rhonda McClellan
       -------                               ---------------------------------
                                                 Rhonda McClellan,
                                                 Chief  Financial  Officer



Date:  5/20/00                           By  /S/ R.  E.  Wilkin
       -------                               ---------------------------------
                                                 R.  E.  Wilkin, Director



Date:  5/20/00                           By  /S/ Robert  H.  Hughes
       -------                               ---------------------------------
                                                 Robert  H.  Hughes, Director



Date:  5/20/00                           By  /S/ Rick  Redmond
       -------                               ---------------------------------
                                                 Rick  Redmond, Director



Date:  5/20/00                           By  /S/ Thomas  B.  Murphy
       -------                               ---------------------------------
                                                 Thomas  B.  Murphy, President