Form 10QSB
period 2000-06-30
BGI INC
filed 2000-08-14
CIK 355590

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                                 -------------

[  ]    TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT  OF  1934

        FOR  THE  TRANSITION  PERIOD  FROM  ______________  TO  _______________

                          COMMISSION FILE NO.  0-10519
                                              --------

                                      BGI, INC.
                                      ---------

        OKLAHOMA                                    73-1092118
    ----------------                              --------------
(STATE  OR  OTHER  JURISDICTION  OF           I.R.S.  EMPLOYER  I.D.  NO.)
 INCORPORATION  OR  ORGANIZATION)

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


THERE WERE 9,134,756 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF JUNE 30, 2000.

                                TABLE OF CONTENTS

                                                             PAGE
                                                            NUMBER
                                                            ------
PART  I:

ITEM 1.  FINANCIAL STATEMENTS                                 1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                 5

PART II:

ITEM 1.  LEGAL PROCEEDINGS                                    6

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS            6

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                      6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  6

ITEM 5.  OTHER INFORMATION                                    6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                     6

PART  I:
--------
                           BGI,  INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS
                                      ------
                                                            JUNE 30,   DECEMBER 31,
                                                              2000        1999
                                                          -----------  -----------
Current assets:
Cash                                                     $   51,413   $   89,636
Accounts receivable - trade, net                            182,769      174,868
Inventories                                                 108,905      123,458
Prepaid expenses                                             27,051       18,173
                                                          -----------  -----------
     Total current assets                                   370,138      406,135
                                                          -----------  -----------
Property and equipment, at cost - net                       924,502    1,060,922
                                                          -----------  -----------
Other assets:
Intangible assets - net                                      49,526       61,721
Deferred financing costs                                     53,452       83,366
Deposits                                                     32,650       33,803
                                                          -----------  -----------
     Total other assets                                     135,628      178,890
                                                          -----------  -----------
     Total assets                                        $1,430,268   $1,645,947
                                                         ===========  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
Accounts payable - trade and accrued expenses            $  280,913   $  299,826
Current maturities of long-term debt                        221,179      237,083
Current maturities of capital lease obligations             491,069      494,889
                                                          -----------  -----------
Total current liabilities                                   993,161    1,031,798
Long-term debt, less current maturities                      25,024       43,835
Capital lease obligations, less current maturities                -       73,705
                                                          -----------  -----------
     Total liabilities                                    1,018,185    1,149,338
                                                          -----------  -----------
Stockholders' equity:
Preferred stock, nonvoting; $.001 par; 10,000,000
shares authorized; no shares issued and outstanding               -            -
Common stock, $.001 par; 70,000,000 shares authorized;
8,551,819 and 8,558,418,6021,5
9,134,756 and  8,862,389 issued and outstanding               9,135        8,862
Additional paid-in capital                                  953,470      808,348
Retained earnings (deficit)                                (550,522)    (320,601)
                                                          -----------  -----------
     Total stockholders' equity                             412,083      496,609
                                                          -----------  -----------
     Total liabilities and stockholders' equity          $1,430,268   $1,645,947
                                                         ===========  ============

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.

                        BGI,  INC.  AND  SUBSIDIARIES
                    CONSOLIDATED  STATEMENTS  OF  INCOME

                                                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                     ---------------------------  ------------------------
                                                                           JUNE 30,     JUNE 30,   JUNE 30,     JUNE 30,
                                                                            2000         1999        2000         1999
                                                                     --------------  -----------  -----------  -----------
REVENUE:
PHONE CARD SALES                                                      $     769,924   $1,196,416   $1,548,506   $2,353,757
HALL RENTAL AND CONCESSION INCOME                                            84,091      131,849      167,175      275,086
MACHINE SALES                                                                10,990      174,100       35,981      188,600
OTHER REVENUE                                                                14,254       49,581       25,691       90,096
                                                                     --------------  -----------  -----------  -----------
TOTAL REVENUE                                                               879,259    1,551,946    1,777,353    2,907,539
                                                                     --------------  -----------  -----------  -----------
COST OF REVENUE:
PHONE CARDS                                                                 297,733      364,049      586,856      739,376
PRIZES PAID                                                                 266,407      411,843      514,365      900,726
HALL RENTAL AND CONCESSION EXPENSES                                          56,901       57,235       95,761      124,978
MACHINES SOLD                                                                 7,750      146,704       23,830      159,200
                                                                     --------------  -----------  -----------  -----------
TOTAL COST OF REVENUE                                                       628,791      979,831    1,220,812    1,924,280
                                                                     --------------  -----------  -----------  -----------
             GROSS MARGIN                                                   250,468      572,115      556,541      983,259

GENERAL AND ADMINISTRATIVE EXPENSES                                         364,058      422,232      658,580      675,921
                                                                     --------------  -----------  -----------  -----------
             OPERATING INCOME (LOSS)                                       (113,590)     149,883     (102,039)     307,338

INTEREST EXPENSE                                                             58,289       77,077      127,882      168,684
                                                                     --------------  -----------  -----------  -----------
             INCOME (LOSS) BEFORE FEDERAL INCOME TAX                       (171,879)      72,806     (229,921)     138,654
FEDERAL INCOME TAX                                                                -            -            -            -
                                                                     --------------  -----------  -----------  -----------
             NET INCOME (LOSS)                                             (171,879)      72,806     (229,921)     138,654

RETAINED EARNINGS (DEFICIT):
             BEGINNING                                                     (378,643)     (32,010)    (320,601)     (97,858)
                                                                     --------------  -----------  -----------  -----------
             ENDING                                                  $     (550,522)  $   40,796   $ (550,522)  $   40,796
                                                                     ==============  ===========  ===========  ===========
BASIC AND DILUTED EARNINGS  (LOSS)
PER COMMON SHARE                                                     $        (0.02)  $     0.01   $    (0.03)  $     0.02
                                                                     ==============  ===========  ===========  ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                       8,981,549    8,636,786    9,073,983    8,636,786
                                                                     ==============  ===========  ===========  ===========

     THE  ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           BGI,  INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        SIX MONTHS ENDED JUNE 30,
                                                        -------------------------
                                                            2000        1999
                                                        -----------  ------------
OPERATING ACTIVITIES:
NET INCOME                                               $(229,921)  $ 138,654
                                                        -----------  ------------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH INCOME:
    DEPRECIATION AND AMORTIZATION                          183,329     168,498
    PROVISION FOR BAD DEBTS                                      -       3,603
    RECOVERY FROM BAD DEBTS                                (62,114)          -
    STOCK ISSUED FOR CONSULTING FEE                         74,099       4,998
    DEFERRED FINANCING COST                                 29,914      32,103

CHANGES IN CURRENT ASSETS AND LIABILITIES:
    ACCOUNTS RECEIVABLE                                     46,464     (11,002)
    INVENTORIES                                             14,553     (74,369)
    PREPAID EXPENSES                                        (8,878)    (15,602)
    ACCOUNTS PAYABLE - TRADE AND ACCRUED EXPENSES           18,913      24,108
                                                        -----------  ------------
CASH PROVIDED BY OPERATING ACTIVITIES                       66,359     270,991
                                                        -----------  ------------
INVESTING ACTIVITIES:
PURCHASE OF PROPERTY AND EQUIPMENT                         (32,837)    (11,100)
INCREASE (DECREASE) IN OTHER ASSETS                        (13,348)          -
PROCEEDS FROM SALE OF EQUIPMENT                              3,000           -
                                                        -----------  ------------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES               (43,185)    (11,100)
                                                        -----------  ------------
FINANCING ACTIVITIES:
PAYMENTS ON LONG-TERM DEBT                                 (48,872)   (304,649)
PAYMENTS ON LONG-TERM LEASES                               (77,525)     12,936
PROCEEDS FROM ISSUANCE OF COMMON STOCK                      65,000      15,002
                                                        -----------  ------------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES               (61,397)   (276,711)
                                                        -----------  ------------
NET INCREASE (DECREASE) IN CASH                            (38,223)    (16,820)

CASH AT BEGINNING OF PERIOD                                 89,636     133,184
                                                        -----------  ------------
CASH AT END OF PERIOD                                    $  51,413   $ 116,364
                                                        ===========  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
INTEREST PAID                                            $ 101,801   $ 168,684
                                                        ===========  ============

     THE  ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           BGI,  INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

BASIS  OF  PRESENTATION:
The financial statementsfor the six months ended June 30, 2000 and June 30, 1999 are unaudited. They have however, been prepared from the books and records of the Company in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods have been reflected. These financial statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB, which includes audited financial statements for the year ended December 31, 1999.

RECLASSIFICATIONS:
Certain prior period amounts have been reclassified to conform with this June 30, 2000 presentation.

GOING  CONCERN:
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Numerous factors could affect the Company's operating results, including, but not limited to, general economic conditions, competition, and changing technologies. Any significant adverse change in any of these factors could have an adverse effect on the Company's consolidated financial position or results of operations. Further, the Company had losses for the year ended December 31, 1999 and the six months ended June 30, 2000, and its working capital position deteriorated. At June 30, 2000, current liabilities exceeded current assets by $623,023. Additionally, payments under a master lease agreement for equipment were delinquent but with the permission of the lessor.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheets is dependent upon the Company's success with its operations in the future.

TAXES  ON  INCOME:
The Company accounts for income taxes under the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible changes in the tax laws or rates. The Company provides a valuation allowance against its deferred tax assets to the extent that management estimates that it is not "more likely than not" that such deferred tax assets will be realized. Accordingly, the Company has not anticipated any tax benefits from tax losses for the six months ended June 30, 2000 and June 30, 1999.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

The Company is including the following cautionary statement in this Quarterly Report on Form 10-QSB to make applicable and utilize the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding any forward looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in such statements.

The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result will be realized.

RESULTS  OF  OPERATIONS
-----------------------

                        THREE MONTHS ENDED JUNE 30, 2000
               COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1999
               --------------------------------------------------

Total revenue for the three months ended June 30, 2000, was $879,259 compared to $1,551,946 for the three months ended June 30, 1999. This 43.3% decrease resulted from declines in phone card and machine sales due to recent competitive pressures and a decrease in the number of machines operating in bingo and other facilities. Additionally, reduced hall rental and concession income from its bingo facility operations occurred as a result of regulatory pressures previously noted in the Form 10-KSB for the year ended December 31, 1999.

Gross margin for the three months ended June 30, 2000, was $250,468 as compared to $572,115 for the three months ended June 30, 1999. The decrease of $321,647 resulted from the above mentioned 43.3% decline in revenue and the continuing fixed costs associated with hall rental and machine depreciation.

General and administrative expenses for the three months ended June 30, 2000, were $364,058 as compared to $422,232 for the three months ended June 30, 1999. The decrease of $58,174 was the result of improvements in expense controls, particularly advertising and travel, and an improvement in bad debt experience.

The $18,788 decline in interest expense is due to several notes having been paid off.

                         SIX MONTHS ENDED JUNE 30, 2000
                COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1999
                ------------------------------------------------

Total revenue for the six months ended June 30, 2000, were $1,777,353 compared to $2,907,539 for the six months ended June 30, 1999. This 38.8% decrease was the result of declines in phone card and machine sales, primarily from increased competition in the Company's primary areas of operations and a decrease in the number of machines operating in bingo and other facilities. Additionally, reduced hall rental and concession income from its bingo operations occurred as a result of regulatory pressures previously noted in the Form 10-KSB for the year ended December 31, 1999.

Gross margin decreased 2.5% to 31.3% for the six months ended June 30, 2000, to 33.8% for the comparable 1999 period. This was consistent with the decline in revenue and the continuing fixed cost of hall rental and machine depreciation.

General and administrative expenses for the six months ended June 30, 2000, were $658,580 compared to $675,921 for the six months ended June 30, 1999. For the most part, this decrease was the result of improvements in expense controls. Management has undertaken a complete review of all business processes and implemented revisions where appropriate.

LIQUIDITY
---------

Current assets of $370,138 as of June 30, 2000, represented 37.7% of current liabilities of $993,161 as compared to current assets of $754,580 at June 30, 1999, which represented 78.8% of current liabilities of $957,215. The Company's decreased cash position at June 30, 2000, is primarily the result of having funded the development costs to date for the Virtual Sweepstakes Internet site.

This site is being designed to enhance the sale of the Company's prepaid phone cards currently being sold through its Lucky Strike Prepaid Phone Card Dispensers by offering this instant win sweepstakes on the Internet. In addition to enhancing the sale of the Company's prepaid phone cards, additional revenue may be generated by marketing the system as a Virtual Sweepstakes Engine to operate promotional sweepstakes for other businesses.

As of June 30, 2000, the Company was delinquent on $472,483 of monthly installments due under a master lease for certain equipment with the permission of the lessor. The Company was also over 30 days past due on trade accounts payable of $170,861 with one supplier, but such supplier provided an extension. Management is acutely aware of the Company's liquidity problem and is concentrating on returning to profitability as quickly as possible, rearranging or replacing the Company's indebtedness, including its capital lease obligations, and arranging for the additional financing required to go forward with the Virtual Sweepstakes Internet operations.

PART  II

ITEM  1.  LEGAL  PROCEEDINGS.
          -------------------

          None

ITEM  2.  CHANGES  IN  SECURITIES.
          ------------------------

The Company has contracts with a limited number of consultants and expects to issue them shares of common stock upon completion of registration under Form S-8.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.
          -----------------------------------

          None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
          -----------------------------------------------------------

          None

ITEM  5.  OTHER  INFORMATION.
          -------------------

George Majewski, resigned as President, on May 15, 2000 to pursue other business interests. Thomas B. Murphy was then selected as President by the Board of Directors to succeed. Rhonda McClellan resigned as the Company's Treasurer and Chief Financial Officer on June 8, 2000. She has as yet not been replaced.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
          --------------------------------------

          (a)     Exhibit

                  Annual Report on Form 10-KSB for the year ended December 31, Filed April 15, 2000**

                  **This document and related exhibits have been previously filed with the Securities and Exchange Commission and by this reference are incorporated herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BGI, INC.

                 Date: 8/11/00 By    S/S     Reid Funderburk, CEO
                      --------    -----------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date:  8/11/00
     ---------
By     S/S
  ----------------------------------------------
Reid  Funderburk,  Chairman,  C.E.O.  &  Director

Date:  8/11/00
     ---------
By      S/S
  -----------------------
Thomas  Murphy,  President

Date:  8/11/00
     ---------
By      S/S
  ----------------------------------------------
Robert  Chappell,  Controller  &  Secretary/Treasurer