Form 10QSB
period 2000-09-30
BGI INC
filed 2000-11-14
CIK 355590

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                               ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from  _________________ to __________________

                          COMMISSION FILE NO.  0-10519
                                              --------

                                      BGI, INC.
                                      ---------

               OKLAHOMA                                  73-1092118
     -------------------------------             --------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [ ]

There were 9,176,523 shares of common stock, $.001 par value, outstanding as of September 30, 2000.

                                TABLE OF CONTENTS


                                                               Page
                                                              Number
                                                              ------
Part I:

Item 1.  Financial Statements                                      1
         --------------------

Item 2.  Management's Discussion and Analysis                      5
         ------------------------------------

Part II:

Item 1.  Legal Proceedings                                         6
         -----------------

Item 2.  Changes in Securities and Use of Proceeds                 6
         -----------------------------------------

Item 3.  Defaults Upon Senior Securities                           6
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders       6
         ---------------------------------------------------

Item 5.  Other Information                                         6
         -----------------

Item 6.  Exhibits and Reports on Form 8-K                          6
         --------------------------------

PART  I:
--------

ITEM  1.  FINANCIAL  STATEMENTS

                                  BGI,  INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                          ASSETS
                          ------
                                                           SEPTEMBER 30,     DECEMBER 31, 1999
                                                               2000                1999
                                                         -----------------  -------------------
Current assets:
Cash                                                     $         57,368   $           89,636
Accounts receivable - trade, net                                  135,994              174,868
Inventories                                                        77,683              123,458
Prepaid expenses                                                   24,637               18,173
                                                         -----------------  -------------------

    Total current assets                                          295,682              406,135
                                                         -----------------  -------------------

Property and equipment, at cost - net                             820,701            1,060,922
                                                         -----------------  -------------------

Other assets:
Intangible assets - net                                            78,964               61,721
Deferred financing costs                                           43,969               83,366
Deposits                                                           30,150               33,803
                                                         -----------------  -------------------

    Total other assets                                            153,083              178,890
                                                         -----------------  -------------------

          $
    Total assets                                         $      1,269,466   $        1,645,947
                                                         =================  ===================

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Current liabilities:
Accounts payable - trade and accrued expenses            $        319,952   $          299,826
Current maturities of long-term debt                              218,920              237,083
Current maturities of capital lease obligations                   472,845              494,889
                                                         -----------------  -------------------

 Total current liabilities                                      1,011,717            1,031,798

Long-term debt, less current maturities                            31,615               43,835
Capital lease obligations, less current maturities                  5,172               73,705
                                                         -----------------  -------------------

 Total liabilities                                              1,048,504            1,149,338
                                                         -----------------  -------------------

Stockholders' equity:
Preferred stock, nonvoting; $.001 par; 10,000,000
shares authorized; no shares issued and outstanding                     -                    -
Common stock, $.001 par; 70,000,000 shares authorized;
 8,551,819 and 8,558,418,6021,5
9,176,523 and  8,862,389 issued and outstanding                     9,176                8,862
Additional paid-in capital                                        957,134              808,348
Retained earnings (deficit)                                      (745,348)            (320,601)
                                                         -----------------  -------------------

 Total stockholders' equity                                       220,962              496,609
                                                         -----------------  -------------------

 Total liabilities and stockholders' equity              $      1,269,466   $        1,645,947
                                                         =================  ===================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.

                                       BGI,  INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME


                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       ---------------------------  ----------------------------
                                                       SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                            2000          1999           2000          1999
                                                       -------------  ------------  -------------  -------------
Revenue:
Phone card sales                                       $    560,193        909,282     2,108,699   $  3,263,039
Hall rental and concession income                            82,602        102,947       249,777        378,033
Machine sales                                                 4,995         22,800        40,976        211,400
Other revenue                                                 8,367         15,940        34,058        106,036
                                                       -------------  ------------  -------------  -------------

    Total revenue                                           656,157      1,050,969     2,433,510      3,958,508
                                                       -------------  ------------  -------------  -------------

Cost of revenue:
Phone cards                                                 243,359        309,337       830,215      1,048,713
Prizes paid                                                 187,040        270,538       701,405      1,171,264
Hall rental and concession expenses                          47,632         50,687       143,393        175,665
Machines sold                                                 3,875         19,375        27,705        178,575
                                                       -------------  ------------  -------------  -------------

 Total cost of revenue                                      481,906        649,937     1,702,718      2,574,217
                                                       -------------  ------------  -------------  -------------

             Gross margin                                   174,251        401,032       730,792      1,384,291

General and administrative expenses                         290,088        289,627       948,668        965,548
                                                       -------------  ------------  -------------  -------------

             Operating income (loss)                       (115,837)       111,405      (217,876)       418,743

Interest expense                                             78,981         60,217       206,863        228,901
                                                       -------------  ------------  -------------  -------------

             Income (loss) before federal income tax       (194,818)        51,188      (424,739)       189,842
Federal income tax                                                -              -             -              -
                                                       -------------  ------------  -------------  -------------

             Net income (loss)                             (194,818)        51,188      (424,739)       189,842

Retained earnings (deficit):
             Beginning                                     (550,522)        40,796      (320,601)       (97,858)
                                                       -------------  ------------  -------------  -------------

             Ending                                    $   (745,340)  $     91,984  $   (745,340)        91,984
                                                       =============  ============  =============  =============

Basic and diluted earnings  (loss)
per common share                                       $      (0.02)  $       0.01  $      (0.05)  $       0.02
                                                       =============  ============  =============  =============

Weighted average shares outstanding                       9,004,639      8,663,006     9,323,870      8,663,006
                                                       =============  ============  =============  =============

     THE  ACCOMPANYING  NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           BGI,  INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
Operating activities:
Net income                                               $(424,739)  $ 189,842
Adjustments to reconcile net income to net cash income:
    Depreciation and amortization                          278,445     263,489
    Recovery from bad debts                                (67,848)          -
    Stock issued for consulting fee                         76,433       9,378
    Deferred financing cost                                 39,398      48,154
Changes in current assets and liabilities:
    Accounts receivable                                     38,874       3,802
    Inventories                                             45,775     (50,673)
    Prepaid expenses                                        (6,464)    (16,770)
    Accounts payable - trade and accrued expenses           20,126        (530)
                                                         ----------  ----------

Cash provided by operating activities                      155,461     446,692
                                                         ----------  ----------

Investing activities:
 Purchase of property and equipment                        (57,757)    (98,312)
Increase (decrease) in other assets                        (25,807)    (36,312)
Proceeds from sale of equipment                              3,000      31,500
                                                         ----------  ----------

Cash provided (used) by investing activities               (80,564)   (103,124)
                                                         ----------  ----------

Financing activities:
Payments on long-term debt                                 (73,884)   (113,292)
Payments on long-term leases                               (98,281)   (318,067)
Proceeds from long term debt                                     -      12,936
Proceeds from issuance of common stock                      65,000      15,002
                                                         ----------  ----------

Cash provided (used) by financing activities              (107,165)   (403,421)
                                                         ----------  ----------

Net increase (decrease) in cash                            (32,268)    (59,853)

Cash at beginning of period                                 89,636     133,184

Cash at end of period                                    $  57,368   $  73,331
                                                         ==========  ==========

Supplemental disclosures of cash flow information:
Interest paid                                            $ 206,863   $ 228,901
                                                         ==========  ==========
Taxes paid                                               $  23,981   $  20,860
                                                         ==========  ==========
Supplemental disclosures of non-cash investing and
      financing activities:
      Stock issued to consultant                         $  76,433   $   9,378
                                                         ==========  ==========
      Stock issued to acquire distributor                $       -   $ 221,169
                                                         ==========  ==========

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.

                           BGI,  INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

BASIS  OF  PRESENTATION:
The financial statements for the nine months ended September 30, 2000 and September 30, 1999 are unaudited. They have however been prepared from the books and records of the Company in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position, operating results and cash flows for the interim periods have been reflected. These financial statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB, which includes audited financial statements for the year ended December 31, 1999.

RECLASSIFICATIONS:
Certain prior period amounts have been reclassified to conform with this September 30, 2000 presentation.

GOING  CONCERN:
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Numerous factors could affect the Company's operating results, including, but not limited to, general economic conditions, competition, and changing technologies. Any significant adverse change in any of these factors could have an adverse effect on the Company's consolidated financial position or results of operations. Further, the Company has had losses for the year ended December 31, 1999 and the nine months ended September 30, 2000, and its working capital position has, therefore deteriorated. At September 30, 2000, current liabilities exceeded current assets by $716,035. Additionally, payments under a master lease agreement for equipment were delinquent but with the permission of the lessor.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheets is dependent upon the Company's success with its operations in the future.

TAXES  ON  INCOME:
The Company accounts for income taxes under the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible changes in the tax laws or rates. The Company provides a valuation allowance against its deferred tax assets to the extent that management estimates that it is not "more likely than not" that such deferred tax assets will be realized. Accordingly, the Company has not anticipated any tax benefits from tax losses for the nine months ended September 30, 2000 and September 30, 1999.

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

The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will be realized.


RESULTS  OF  OPERATIONS
-----------------------

                      THREE MONTHS ENDED SEPTEMBER 30, 2000
             COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999
             -------------------------------------------------------

Total revenue for the three months ended September 30, 2000, was $656,157 compared to $1,050,969 for the three months ended September 30, 1999. This 37.6% decrease resulted from declines in phone card and machine sales due to recent competitive pressures and a decrease in the number of machines operating in bingo and other facilities. Additionally, reduced hall rental and concession income from bingo facility operations occurred as a result of regulatory pressures previously noted in the Form 10-KSB for the year ended December 31, 1999.

Gross margin for the three months ended September 30, 2000, was $174,251 as compared to $401,032 for the three months ended September 30, 1999. The decrease of $226,781 resulted from the above mentioned 37.6% decline in revenue and the continuing fixed costs associated with hall rental and machine depreciation.

General and administrative expenses for the three months ended September 30, 2000, were $290,088 as compared to $289,627 for the three months ended September 30, 1999. These expenses remained constant compared to three months ended September 30, 1999.

The $18,764 increase in interest expense is due to additional interest charges on late payment of principal and interest on several unpaid notes.


                      NINE MONTHS ENDED SEPTEMBER 30, 2000
             COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1999
             ------------------------------------------------------

Total revenue for the nine months ended September 30, 2000, was $2,433,510 compared to $3,958,508 for the nine months ended September 30, 1999. This 38.5% decrease was the result of declines in phone card and machine sales, primarily from increased competition in the Company's primary areas of operations and a decrease in the number of machines operating in bingo and other facilities. Additionally, reduced hall rental and concession income from bingo facility operations occurred as a result of regulatory pressures previously noted in the Form 10-KSB for the year ended December 31, 1999.

Gross margin for the nine months ended September 30, 2000, was $730,792 or 30% as compared to $1,384,291 or 34.9% for the nine months ended September 30, 1999. This was consistent with the decline in revenue and the continuing fixed cost of hall rental and machine depreciation.

General and administrative expenses for the nine months ended September 30, 2000, were $948,668 compared to $965,548 for the nine months ended September 30, 1999. For the most part, this decrease was the result of improvements in expense controls. Management has undertaken a complete review of all business processes and implemented revisions where appropriate.

The $22,038 decrease in interest expense is the result of decrease in principal balances.

     LIQUIDITY
     ---------

Current assets of $295,682 as of September 30, 2000, represented 29.2% of current liabilities of $1,011,717 as compared to current assets of $406,135 at September 30, 1999, which represented 39.4% of current liabilities of $1,031,798. The Company's decreased cash position at September 30, 2000, is primarily the result of decrease in sale of phone cards, machines, and increased competition in the Company's primary areas of operations. Additionally, the Company has funded approximately $200,000 of development costs for the Virtual Sweepstakes Internet site.

This site is being designed to enhance the sale of the Company's prepaid phone cards currently being sold through its prepaid phone card dispensers in conjunction with the instant win sweepstakes on the Internet. In addition to enhancing the sale of the Company's prepaid phone cards, additional revenue may be generated by marketing the system as a Virtual Sweepstakes Engine to operate promotional sweepstakes for other businesses.

As of September 30, 2000, the Company was delinquent on $478,689 of monthly installments due under a master lease for certain equipment, but with the permission of the lessor. The Company was also over 30 days past due on trade accounts payable of $197,673 with one supplier, but such supplier has provided an extension of terms. Management is acutely aware of the Company's liquidity problem and is concentrating on returning to profitability as quickly as possible, rearranging or replacing the Company's indebtedness, including its capital lease obligations, and arranging for the additional financing required to go forward with the Virtual Sweepstakes Internet operations.


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

          None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
          -----------------------------------------------------------

          None

ITEM  5.  OTHER  INFORMATION.
          -------------------

George Majewski, resigned as President, on May 15, 2000 to pursue other business interests. Thomas B. Murphy was then elected as President by the Board of Directors. Rhonda McClellan resigned as the Company's Treasurer and Chief
Financial  Officer  on  June  8,  2000.  She  has  not  as  yet  been  replaced.

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

                                    BGI, INC.

     Date: 11/10/00            By  /s/ Reid Funderburk
           ---------               --------------------
                                   Reid Funderburk, CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: 11/10/00
      ---------
By /s/ Reid Funderburk
  ---------------------
Reid Funderburk, Chairman, C.E.O. & Director

Date: 11/10/00
      ---------
By /s/ Thomas Murphy
  ---------------------
Thomas Murphy, President

Date: 11/10/00
      ---------
By /s/ Robert Chappell
  ---------------------
Robert Chappell, Controller & Secretary/Treasurer