Form 10KSB
period 2000-12-31
BGI INC
filed 2001-04-17
CIK 355590

U.S. Securities and Exchange Commission
                            Washington, D. C.  20549

                                   FORM 10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
        OF  1934

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE CALENDAR YEAR ENDED DECEMBER 31, 2000
                                              -----------------

     For the transition period from _________________ to __________________

                          COMMISSION FILE NO. 0-10519
                                             ---------

                                    BGI, INC.
                                    ---------

             OKLAHOMA                                     73-1092118
------------------------------                         ---------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer=s revenues for its most recent calendar year: December 31, 2000 - $3,002,238

The  Exhibit  Index  commences  on  page  35.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of date within the past 60 days.

     March 8, 2001. - $885,529. There are approximately 4,722,818 Shares of common voting stock of the Registrant held by non-affiliates.




                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

                                 Not Applicable.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of latest practicable date:

                                  March 8, 2001

                        9,141,142 shares of common stock

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

  A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.


                Transitional Small Business Issuer Format Yes __ No __

TABLE  OF  CONTENTS

                                                                                  Page
                                                                                 Number
                                                                                 ------
Item   1.  Description of Business                                                    1
           ----------------------

Item   2.  Description of Property                                                    4
           -----------------------

Item   3.  Legal Proceedings                                                          4
           -----------------

Item   4.  Submission of Matters to a Vote of Security Holders                        4
           ---------------------------------------------------

Item   5.  Market for Common Equity and Related Stockholder Matters                   5
           --------------------------------------------------------

Item   6.  Management's Discussion and Analysis                                       6
           ------------------------------------

Item   7.  Financial Statements                                                       8
           --------------------

Item   8.  Changes in and Disagreements with Accountants on Accounting and
           ---------------------------------------------------------------
           Financial Disclosure                                                      31
           --------------------

Item   9.  Directors, Executive Officers, Promoters and Control Persons;
           -------------------------------------------------------------
           Compliance With Section 16(a) of the Exchange Act                         32
           -------------------------------------------------

Item 10.  Executive Compensation                                                     34
          ----------------------

Item 11.  Security Ownership of Certain Beneficial Owners and Management             35
          --------------------------------------------------------------

Item 12.  Certain Relationships and Related Transactions                             36
          ----------------------------------------------

Item 13.  Exhibits and Reports on Form 8-K                                           37
          --------------------------------

PART  1

Item  1.  Description  of  Business.
        ----------------------------

BUSINESS
--------

Background
----------

BGI, Inc., an Oklahoma corporation ("BGI" or the "Company"), headquartered in Austin, Texas, is a distributor of prepaid phone card dispensers ("dispensers") and prepaid phone cards. In addition, the Company operates as a lessor of charity bingo facilities.

The Company consists of five wholly-owned subsidiaries, Tupelo Industries, Inc., a Mississippi corporation, ("Tupelo"), Meridian Enterprises, Inc., a Mississippi corporation, ("Meridian"), and Red River Bingo, Inc., a Louisiana corporation, ("Red River"), Monitored Investments, Inc., a Texas corporation, ("Monitored") and PrePaid Plus, Inc., a Texas corporation, ("PPI"). With the exception of PPI, the subsidiaries are dormant or sub-lessors of real property to three charitable bingo operations in Meridian, Iuka, and Tupelo, Mississippi. PPI was formed in October 1997 for the purpose of conducting the prepaid phone card activities. During 1999, the Company organized Linkmarkets.com, Inc. During 2000, the Company sold Linkmarkets.com, Inc. which did not have any assets or liabilities as of sale date to a shareholder for an immaterial amount.

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

As of March 8, 2001, the Company owns 325 dispensers that are located throughout the states of Texas, Oklahoma, Arizona, and Colorado. The majority of company owned machines are placed in Texas and Oklahoma. In addition, there are 90 machines that have been sold to operators and distributors.

During the year ended December 31, 2000, the Company operated three charity bingo centers. Casino Bingo in Meridian, Mississippi, commenced business in June 1992. Magnolia Bingo in Tupelo, Mississippi, commenced business in June 1992. Tishomingo Bingo in Iuka, Mississippi, began operating in June 1995.

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

Competition
-----------

The promotional sweepstakes phone card industry represents only a fraction of the telecard industry. Although there is little competition in this segment of the prepaid phone card industry, several additional manufacturers have begun to produce vending devices with promotional sweepstakes features. The Company has lost some locations to these competing manufacturers in the year ended December 31, 2000. Additionally, pricing pressure by the competition has resulted in adjustments by the Company to remain competitive.

The Company's bingo centers in Iuka and Tupelo, Mississippi have not suffered any decrease in attendance with increased competition at both locations. The Company believes that there are sufficient bingo players to support multiple bingo centers.

Major  Suppliers
----------------

The Company's dispensers are manufactured by Cyberdyne Systems, Inc. of Phoenix, Arizona. Cyberdyne has been manufacturing similar equipment since 1987, and it has diversified into such other areas as gaming and finite pull tab dispensers. Although the Company depends on this one source for its product, the manufacturer is financially sound and has been in operation for over ten years. Two sources supply the thermal paper used in the Dispensers, and the Company currently relies on Tradex International, which is a reseller of long distance services.

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

The Company is also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Commission on a regular basis, and will be required to timely disclose certain material events in a Current Report on Form 8-K. The Company also provides copies of 10 KSB and 10 QSB to shareholders and interested investors based on request from individuals. In addition, the public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically and can be located at (http://www.sec.gov).
 ------------------

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

Employees
---------

At March 8, 2001, the Company had three part-time and seven full-time employees. The Company's relationship with its employees is believed to be satisfactory. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.

Subsequent  Events
------------------

On January 26, 2001, the Company sold the remainder of the bingo hall lease for Magnolia Bingo in Tupelo, Mississippi for $45,000.

Also, on February 2001, the Company filed an S-8 with the SEC registering shares of common stock for the BGI, Inc. Employee Stock Option Plan.

Item  2.  Description  of  Property.
          -------------------------

The Company leases all of it locations. Tupelo leases a 16,000 square foot bingo facility located at 2243 Highway 25, South, Iuka, Mississippi. Tupelo also leases an 11,800 square foot bingo facility at 1800 North Gloster, Tupelo, Mississippi. Both facilities are sub-leased to charitable organizations. The corporate office for the Company is comprised of a 3,000 square foot warehouse and general office suite located at 13581 Pond Springs Road, Suite 105, Austin, Texas. In addition, the Company has leased 3,000 square foot of additional office space and has subsequently sub-leased the office space. All of such locations are well-maintained, well-equipped, and suitable for their intended purposes. Management believes that all of the leased properties are adequately covered by insurance. No material renovations are currently contemplated for these leased properties.

The bingo facilities are comparable to those of competing bingo halls in the area. The office and warehouse property are well situated and easily accessible from major thoroughfares.

Item  3.  Legal  Proceedings.
          ------------------

The Company is not the subject of any pending legal proceedings, and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is a party to an action which has any interest adverse to the Company.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
          ------------------------------------------------------------

          None

                                     PART II

Item  5  .  Market  for  Common  Equity  and  Related  Stockholder  Matters.
            ---------------------------------------------------------------

Market  Information
-------------------

The Company's Common Stock, $.001 par value, is traded on the NASD OTC Electronic Bulletin Board under the symbol "BGII". The following table shows the range of reported high and low closing bid quotations for the fiscal quarters indicated:

                                       Common Stock

                                       High     Low
                                       ------------
Fiscal 1999:
------------
First quarter                         .6875  .2500
Second quarter                       1.5310  .4680
Third quarter                        1.4370  .6870
Fourth quarter                       1.0620  .4680


Fiscal 2000:
------------
First quarter                        1.4375  .6875
Second quarter                        .9375  .2500
Third quarter                         .4062  .2500
Fourth quarter                        .2812  .0625

Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, markdowns or commissions.

Shareholders
------------

The number of record holders of the Company's common stock as of December 31, 2000, was approximately 315. Such number does not include an indeterminate number of shareholders whose shares were held by brokers in street name, and of which the Company is not aware.

Dividends
---------

There are no present material restrictions that limit the ability of the Company to pay dividends on its common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock and does not intend to pay dividends in the foreseeable future.

Recent  Sale  of  Unregistered  Securities
------------------------------------------

     None

Item  6.  Management's  Discussion  and  Analysis.
          ---------------------------------------

Selected  Financial  Information
--------------------------------

The following selected financial information has been derived from the financial statements of the Company. It should be read in conjunction with such financial statements and the notes thereto.

                                         Year ended           Year ended
                                      December 31, 2000    December 31, 1999
                                     -------------------  -------------------

STATEMENT OF INCOME:
Total revenues                       $        3,002,238   $        4,890,826
Cost of revenue                              (2,117,235)          (3,257,762)
General and administrative expense           (1,316,377)          (1,558,661)
Operating income (loss)                        (431,374)              74,403
Net loss                                       (660,042)            (222,743)
Net loss per common share                         (0.07)               (0.03)

BALANCE SHEET:
Current assets                       $          276,181   $          406,135
Current liabilities                             881,401            1,031,798
Total assets                                  1,058,867            1,645,947
Long-term debt                                  212,715              117,540
Stockholders' equity (deficit)                  (35,249)             496,609


Operations
----------

The Company owns an exclusive distribution agreement with Cyberdyne Systems, Inc. to distribute the Lucky Strike Prepaid Phone Card Dispenser (the "Machine"). This five-year contract has two five-year extension options and provides the Company with exclusive distribution rights in North America. As of November 2000, the original contract was amended with Cyberdyne to include the development of a new product "Donation Station"and gives the Company exclusive distribution rights in the states in which it now operates. The product provides the opportunity for consumers to make a donation to a specified charity with a sweepstakes attached. This new addition compliments the sale of prepaid phone cards and dispensers , as well as, continues to diversify its current product line offered to consumers. Also, both of these products provide an alternative means of entry ("No Purchase Necessary") with the sweepstakes operations.

Company owned "Machines" are placed in locations by both Company sales staff and distributors. The Company manages route operations and replaces cartridges for prepaid phone cards. There are also individually owned and operated "Machines" where the Company directly sells cartridges to location owners.

In March 2000, the Company retained two consultants to manage the development of a Internet game site. MetGames, Inc. developed and hosted the web-site to sell prepaid phone cards using a virtual machine. The web-site was completed in December, has been relocated to Aperian, Inc., an Internet Service Provider
(ISP) specializing in web hosting for corporations with e-commerce sites. The "Beta" testing of the new site is in progress.

The Company's primary focus for the first six months of 2001 is to accelerate prepaid phone card sales by increasing the number of machine placements, helping current customers promote their business operations and relocating nominal producing machines into locations with the potential of producing higher revenues. The Company will also expedite placing the new product "Donation Station" to current customers. In addition, the sales staff has identified and is calling on new potential customers.

Results  of  Operations
-----------------------

                          Year Ended December 31, 2000
                   Compared with Year Ended December 31, 1999
                   ------------------------------------------

Total revenues for the year ended December 31, 2000, was $3,002,238 as compared to $4,890,826 for the prior year ended December 31, 1999. This 38.6% decrease was the result of declines in phone card and machine sales, increased competition in the Company's primary areas of operations and a decrease in the number of machines operating in bingo and other facilities. Additionally, reduced hall rental and concession income from bingo facility operations occurred as a result of regulatory pressures previously noted in the Form 10KSB for the year ended December 31, 1999.

Gross margin was $885,003 or 29.5% of total revenue for the year ended December 31, 2000 as compared to $1,633,064 or 33.4% of total revenue for the year ended December 31, 1999. This was consistent with the decline in revenue and the continuing fixed cost of hall rental and machine depreciation.

General and administrative expenses for the year ended December 31, 2000 was $1,316,377 compared to $1,558,661 for the year ended December 31, 1999. This 15.5% decrease was the result of continuing improvements in expense controls undertaken by management during the fiscal year 2000.

The 23.0% or $68,478 decrease in interest expense is the result of declines in principal balances as of year ended December 31, 2000, as compared to year ended December 31, 1999.

For the fiscal year ended December 31, 2000 and 1999, the Company incurred consolidated net losses of $660,042 and $222,743, respectively. The loss carry-forwards (tax basis) of approximately $1,184,000 as of year ended December 31, 2000 will begin to expire 2010. Due to federal income tax net operating loss-carry forwards, no provision for federal income tax was required.

Liquidity
---------

Current assets of $276,181 represented 31.3% of current liabilities of $881,401 as of December 31, 2000, as compared to current assets of $406,135 representing 39.4% of current liabilities in the amount of $1,031,798 as of December 31, 1999. The Company's decreased cash position during the 2000 fiscal year is primarily the result of decreases in the sale of phone cards, machines, and increased competition in the primary areas of operation.

Subsequent to December 31, 2000, the Company has renegotiated its terms with a lessor under a master lease for equipment included in capitalized leases. Also, the Company has amended an agreement with one supplier to eliminate its trade debt of $254,468 by applying future revenues generated from "Donation Station".

Management is genuinely aware of the Company's liquidity problem and is concentrating on returning to profitability as quickly as possible. In addition, the Company is arranging for additional financing needed to go forward with the Virtual Sweepstakes Internet operations. This is designed to enhance the sale of the Company's prepaid phone cards currently being sold through its prepaid phone card dispensers in conjunction with the instant win sweepstakes.

Item  7.  Financial  Statements.
          ---------------------

     The  following  financial  statements  are  included  hereinafter:


                                                              Page No.
                                                              --------


Independent Auditors' Report                                         9

Consolidated Balance Sheets as of December 31, 2000 and 1999        10

Consolidated Statements of Loss
   for the years ended December 31, 2000 and 1999                   12

Consolidated Statement of Changes in Stockholders' Equity
   for the years ended December 31, 2000 and 1999                   13

Consolidated Statements of Cash Flows
   for the years ended December 31, 2000 and 1999                   14

Notes to Consolidated Financial Statements                          16

                         BROWN, GRAHAM AND COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS



                          INDEPENDENT AUDITORS' REPORT


BGI,  Inc.
Austin,  Texas


We have audited the consolidated balance sheets of BGI, Inc. and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred a net loss of $660,042 for the year ended December 31, 2000 and current liabilities exceed current assets by $605,220. These factors, and others described in Note 1, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


                                             /S/ Brown, Graham and Company, P.C.


Georgetown,  Texas
February  16,  2001

                           BGI, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                       2000      1999
                                                    ----------  ----------

                  ASSETS
                  ------

Current assets:
  Cash and cash equivalents                         $   58,124  $   89,636
  Accounts receivable - trade, net of allowance for
    accounts of $50,849 and $81,814, respectively      117,505     174,868
  Inventories                                           86,453     123,458
  Prepaid expenses                                      14,099      18,173
                                                    ----------  ----------
      Total current assets                             276,181     406,135
                                                    ----------  ----------
Property and equipment, at cost, net (note 4)          684,340   1,060,922
                                                    ----------  ----------

Other assets:
  Intangible assets, net (note 3)                       36,121      61,721
  Deferred financing costs (note 9)                     34,484      83,366
  Deposits                                              27,741      33,803
                                                    ----------  ----------
      Total other assets                                98,346     178,890
                                                    ----------  ----------
      Total assets                                  $1,058,867  $1,645,947
                                                    ==========  ==========

The accompanying notes are an integral part of these financial statements

                           BGI, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                           DECEMBER 31, 2000 AND 1999

                                                             2000         1999
                                                         -----------  -----------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Accounts payable - trade and accrued expenses          $  403,352   $  299,826
  Current maturities of long-term debt (note 5)             200,482      237,083
  Current maturities of lease obligations (note 6)          277,567      494,889
                                                         -----------  -----------
      Total current liabilities                             881,401    1,031,798

Long-term debt, net of current maturities (note 5)           21,814       43,835
Long-term portion of lease obligations (note 6)             190,901       73,705
                                                         -----------  -----------
      Total liabilities                                   1,094,116    1,149,338
                                                         -----------  -----------

Stockholders' equity (notes 8 and 9):
  Preferred stock, non-voting; $.001 par; 10,000,000
    shares authorized; no shares issued and outstanding           -            -
Common stock, $.001 par; 70,000,000 shares authorized;
  8,551,819 authorized; 9,141,142 and 8,862,389
    issued and outstanding, respectively                      9,141        8,862
  Additional paid-in capital                                936,253      808,348
  Retained earnings (deficit)                              (980,643)    (320,601)
                                                         -----------  -----------

     Total stockholders' equity (deficit)                   (35,249)     496,609
                                                         -----------  -----------

     Total liabilities and stockholders' equity          $1,058,867   $1,645,947
                                                         ===========  ===========

The accompanying notes are an integral part of these financial statements

                           BGI, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF LOSS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                              2000         1999
                                          -----------  ------------
Revenue:
  Phone card and machine sales            $2,626,567   $ 4,314,169
  Hall rental and concession income          331,934       469,562
  Other                                       43,737       107,095
                                          -----------  ------------

     Total revenue                         3,002,238     4,890,826
                                          -----------  ------------

Cost of revenue:
  Phone cards and machines                 1,079,357     1,592,187
  Prizes paid                                847,443     1,468,070
  Hall rental and concession                 190,435       197,505
                                          -----------  ------------

     Total cost of revenue                 2,117,235     3,257,762
                                          -----------  ------------

Gross margin                                 885,003     1,633,064

General and administrative expenses        1,316,377     1,558,661
                                          -----------  ------------

  Operating income (loss)                   (431,374)       74,403

Interest expense                            (228,668)     (297,146)
                                          -----------  ------------

Net loss                                  $ (660,042)  $  (222,743)
                                          ===========  ============

Basic and diluted loss per common share   $    (0.07)  $     (0.03)
                                          ===========  ============

Weighted average shares outstanding        9,052,081     8,713,267
                                          ===========  ============

The accompanying notes are an integral part of these financial statements

                                    BGI, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                              ADDITIONAL   RETAINED
                                   COMMON      PAID-IN     EARNINGS
                                   STOCK       CAPITAL    (DEFICIT)     TOTAL
                                ------------  ----------  ----------  ----------
Balance at December 31, 1998    $     8,551   $ 643,757   $ (97,858)  $ 554,450

Net loss                                  -           -    (222,743)   (222,743)
Issuance of options                       -       5,170           -       5,170
Issuance of common stock for:
    Cash                                 25      14,975           -      15,000
    Services                            109      34,266           -      34,375
    Purchase of assets                  177     110,180           -     110,357
                                ------------  ----------  ----------  ----------

Balance at December 31, 1999    $     8,862   $ 808,348   $(320,601)  $ 496,609

Net loss                                  -           -    (660,042)   (660,042)
Cancellation of asset purchase
agreement                               (60)    (37,440)          -     (37,500)
Issuance of common stock for:
    Cashless exercise of options         14         (14)          -           -
    Cash exercise of options             85      64,915           -      65,000
    Services                            240     100,444           -     100,684
                                ------------  ----------  ----------  ----------

Balance at December 31, 2000    $     9,141   $ 936,253   $(980,643)  $ (35,249)
                                ============  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements

                           BGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                             2000        1999
                                                          ----------  ----------

Operating activities:
  Net loss                                                $(660,042)  $(222,743)
Adjustments to reconcile net loss to net cash from
  from operating activities:
    Depreciation and amortization                           372,424     345,321
    Impairment of property and equipment                     68,791           -
    Provision for bad debts                                       -     203,057
    Common stock issued for services                        100,684       9,266
    Deferred financing cost charged to interest              48,882      64,206
    Common stock options issued for consulting fees               -       5,170
    Changes in current assets and current liabilities:
      Accounts receivable - trade                            57,363     105,462
      Inventories                                            37,005     (36,289)
      Prepaid expenses                                        4,074      10,628
      Accounts payable - trade and accrued expenses         103,526       4,909
                                                          ----------  ----------

Net cash provided from operating activities                 132,707     488,987
                                                          ----------  ----------
Investing activities:
  Purchase of property and equipment                        (30,415)    (39,390)
  Proceeds from sale of property and equipment                3,000           -
  Change in deposits and other assets                       (35,351)     (1,096)
                                                          ----------  ----------

Cash used by investing activities                           (62,766)    (40,486)
                                                          ----------  ----------
Financing activities:
  Payments on long-term debt                               (102,779)   (143,680)
  Proceeds from long-term debt                               44,157           -
  Payments on long-term leases                             (107,831)   (363,369)
  Proceeds from issuance of common stock                     65,000      15,000
                                                          ----------  ----------

Cash  used by  financing activities                        (101,453)   (492,049)
                                                          ----------  ----------

Net increase(decrease) in cash and cash equivalents         (31,512)    (43,548)

Cash and cash equivalents at beginning of year               89,636     133,184
                                                          ----------  ----------

Cash and cash equivalents at end of year                  $  58,124   $  89,636
                                                          ==========  ==========

The accompanying notes are an integral part of these financial statements

                           BGI, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                      2000       1999
                                                    ---------  --------

Supplemental disclosures of cash flow information:
  Interest paid                                     $144,197   $297,146
                                                    =========  =========
Supplemental disclosure of non-cash investing and
  financing activities:
    Common stock, warrants and options issued for
      financing and services                        $100,684   $ 39,545
                                                    =========  =========

    Common stock issued (cancelled) for purchase of
      distribution route including accounts
        receivable and non-compete agreement        $(37,500)  $110,357
                                                    =========  =========

        Purchase of assets with capital lease       $  7,705   $      -
                                                    =========  =========

The accompanying notes are an integral part of these financial statements

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 2000 AND 1999

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION:
BGI, Inc. formerly Bingo & Gaming International, Inc. (Bingo) was formed in 1981 and was dormant from 1984 to November 1994. In December 1994, the Company acquired Monitored Investment, Inc. and Affiliates (Monitored Investment, Inc., Red River Bingo, Inc., Tupelo Industries, Inc., and Meridian Enterprises, Inc., hereinafter referred to collectively as "Monitored"). Monitored's principal operations consist of developing, managing and operating charity bingo entertainment centers. Monitored is a commercial lessor of bingo facilities to charity lessees which utilize bingo events as a means of fund raising. The stockholders of Monitored became the controlling stockholders of Bingo in a "reverse acquisition", whereby each of the corporations comprising Monitored became wholly-owned subsidiaries of Bingo. As a result, the merger was accounted for as an "equity restructuring" of Bingo. On September 29, 1999, the shareholders of Bingo & Gaming International, Inc. voted to change its name to BGI, Inc.

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

GOING  CONCERN:
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. Numerous factors could affect the Company's operating results, including, but not limited to, general economic conditions, competition, and changing technologies. A change in any of these factors could have an adverse effect on the Company's consolidated financial position or results of operations. The Company had an operating loss for the year ended December 31, 2000. In addition, the Company's working capital position deteriorated due to a loss from operations. At December 31, 2000, current liabilities exceed current assets by $605,220, and the Company had a deficit retained earnings of $980,643.

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

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 2000 AND 1999

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES-CONTINUED
--------------------------------------------------------------------

CASH  EQUIVALENTS:
Cash equivalents consist primarily of funds invested in short-term interest-bearing accounts. The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

INTANGIBLE  ASSETS:
Intangible assets include goodwill, the cost of a noncompete agreement, and development of internet site. Goodwill is amortized over five years, the cost of the noncompete agreement is being amortized over two years, and the internet site is being amortized over three years.

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

TAXES  ON  INCOME:
The Company accounts for income taxes under the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates. The Company provides a valuation allowance against its deferred tax assets to the extent that management estimates that it is "more likely than not" that such deferred tax assets will be realized.

REVENUE  RECOGNITION:
Phone card and machine sales as well as rental income are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed and determinable and collectibility is reasonably assured. An allowance for doubtful accounts is provided based on periodic reviews of the accounts.

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 2000 AND 1999

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

NOTE  2  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

The Company had $27,487 in notes payable to an officer and stockholder at December 31, 2000 (see note 5). Interest paid to the officer and stockholder was $333 for the year ended December 31, 2000.

NOTE  3  -  ORGANIZATIONAL  COSTS  AND  INTANGIBLE  ASSETS
----------------------------------------------------------

Organizational costs and intangible assets at December 31, 2000 and 1999 consist of the following:

                                                 2000       1999
                                               ---------  ---------

Organization costs                             $      -   $ 21,834
Internet design                                  42,479          -
Goodwill                                            824     38,324
Noncompete agreement                             26,318     26,318
                                               ---------  ---------
      Total                                      69,621     86,476

      Less accumulated amortization             (33,500)   (24,755)
                                               ---------  ---------
Net organizational costs and intangible asset  $ 36,121   $ 61,721
                                               =========  =========

Amortization expense was $29,513 and $9,072, for the years ended December 31, 2000 and 1999, respectively.

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 2000 AND 1999

NOTE  4  -  PROPERTY  AND  EQUIPMENT
------------------------------------

Property  and  equipment at December 31, 2000 and 1999 consist of the following:

                                        Lives
                                       (Years)        2000          1999
                                     ------------  -----------  -----------
Vehicles                                    7      $   53,974   $   53,974
Furniture and equipment                   5 - 10    1,533,300    1,611,308
Leasehold improvements                      5         107,151      134,190
                                                   -----------  -----------
      Total                                         1,694,425    1,799,472

Less: accumulated depreciation and
  amortization                                     (1,010,085)    (738,550)
                                                  ------------  -----------

Net property and equipment                        $   684,340   $1,060,922
                                                  ============  ===========

Depreciation and amortization expense for property and equipment was $342,911 and $336,249 for years ended December 31, 2000 and 1999, respectively.

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 2000 AND 1999

NOTE  5  -  LONG-TERM  DEBT
---------------------------
                                                                      2000        1999
                                                                    ----------  ----------

Note payable to a bank, due on demand or in monthly
installments of $1,113 including interest at 10% collateralized
by stock held by certain stockholders; matures January 5, 2001      $  13,159   $   13,159

Note payable to a bank, due in monthly installments of $1,005 including interest at  prime plus 2%; collateralized by
stock held by certain stockholders; maturing with an additional
lump sum payment of $32,370 due December 30, 2000                           -       37,148

Notes payable to individuals; principal is due in full on various dates in the year 2000; interest at 18% due in monthly
installments; unsecured                                               110,000      110,000

Note payable to officer and stockholder; interest at 12%; matures
November 17, 2001; collateralized by certain equipment                 27,487            -

Various installment notes payable to banks and other financial institutions; due in monthly installments of $11,060 including interest ranging from 9.5% to 15.59%; collateralized by certain
equipment                                                               71,650     120,611
                                                                    -----------  ----------

Total                                                                  222,296     280,918

Less current maturities                                               (200,482)   (237,083)
                                                                    -----------  ----------

Long-term debt                                                       $  21,814   $  43,835
                                                                    ===========  ==========

The note payable to individuals are in default for payment under the terms of the notes. The Company has not received demand for payment as required by the notes.

Future  maturities  of  long-term  debt  are  as  follows:

  Year Ending December 31
  -----------------------

          2000                     $200,482
          2001                       17,040
          2002                        4,774
                                   --------

              Total                $222,296
                                   ========

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 2000 AND 1999

NOTE  6  -  OBLIGATIONS  UNDER  CAPITAL  LEASES
-----------------------------------------------

The Company has financed phone card dispensers and other equipment under capital leases expiring in through 2004. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense (see Note 4).

Minimum future lease payments under capital leases as of December 31, 2000 are as follows:

    Year Ending December 31

       2001                                          $ 414,094
       2002                                            208,125
       2003                                              1,897
       2004                                                711
                                                     ----------
       Total                                           624,827

Minimum lease payment amounts representing interest   (156,359)
                                                     ----------

Present value of net minimum lease payments            468,468
                                                     ----------

Current portion                                       (277,567)
                                                     ----------

Long-term portion                                    $ 190,901
                                                     ==========

At December 31, 2000, the Company and lessor have renegotiated the payment of installments of monthly rent under a master lease for equipment included in the capital leases above.

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES
-------------------------------------------

The Company leases its general offices and bingo facilities. The leases expire at various dates through 2002. Future minimum lease payments are as follows:
      Year Ending December 31
            2001                                     $  218,120
            2002                                         52,265
                                                     ----------
               Total                                 $  270,385
                                                     ==========

Rental expense for the years ended December 31, 2000 and 1999 in the amount of $254,721 and $222,020 are included in hall rental and concession and general and administrative expenses in the accompanying financial statements.

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 2000 AND 1999

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES-CONTINUED
-----------------------------------------------------

The Company subleases bingo facilities under operating subleases that expire at various dates through the year 2002. These subleases may be canceled by either party at any time. The company also sub-leases certain office space that expires in November 2001.

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
---------------------------------

The Company agreed to sell to the sales agent of the limited offering made during 1995, a warrant to purchase one share of the Company's common stock for each ten shares sold during the offering. These warrants may be exercised for a period of five years from the date of issuance at an exercise price of 110% of the sales price of the shares or $1.37 per share. The warrants contain provisions for adjustment of the exercise price and the type of securities issuable upon exercise thereof upon the occurrence of certain events, and grant to the holder piggy-back registration rights for a five year period. In 1995, 19,920 of these warrants were sold at $.001 a warrant. The warrants expired during the year ended December 31, 2000.

The Company, as part of certain employment contracts, may grant options to key employees to purchase common stock of the Company. The employment contracts were adopted in January 1995. The options, when granted, will vest at least 20% per year on the five anniversaries consecutively following the date of the employment agreements. The options are exercisable for a period of 10 years from the date of vesting, at a price equal to the offering price of the Company's common stock pursuant to the Disclosure Statement, plus 10% per share. As of December 31, 2000, no options have been granted.

During 1996, the Company issued options to purchase 110,000 shares of the Company's common stock to individuals as part of certain note agreements. These options are exercisable at $1.00 per share, which was the approximate fair market value at the dates of issuance. These options expire on various dates in the year 2000. During the year ended December 31, 2000, 35,000 options to purchase common stock were exercised for $35,000 and 75,000 options expired.

During 1996, in return for services rendered by an officer/director and release of the officer's employment contract, the Company issued 225,000 stock options. These options are exercisable at $.55 per share and expire in April 2000. In October and November 1996, 10,000 of these options were exercised for $5,500. In July 1998, an additional 10,000 of these options were exercised for $5,500. During the year ended December 31, 2000, 25,000 options expired and the Company extended the expiration date of 180,000 options to April 2002.

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 2000 AND 1999

NOTE  8  -  STOCKHOLDERS'  EQUITY-CONTINUED
-------------------------------------------

In December 1997, the Company issued options to purchase 300,000 shares of the Company's common stock to individuals as part of certain consulting agreements. These options are exercisable at $.60 per share which was the approximate fair market value at the date of issuance. These options vest and expire on various dates in the years 1998 through 2000. During the year ended December 31,1999, 25,000 options were exercised and 50,000 expired. During the year ended December 31, 2000, one individual exercised 50,000 options to purchase common stock in the amount of $30,000 and 50,000 options were extended to expire on September 17, 2001.

In July 1998, the Company issued options to purchase 25,000 shares of common stock, to an individual as part of a consulting agreement. These options are exercisable at $1.00 per share and expire in July 2001. The contract was voided during the year ended December 31, 1999.

During the year ended December 31, 1998, employee stock options for 100,000 shares were granted as part of an employment contract. The options vest in increments of 25,000 shares each six months beginning with the execution date of the contract, or October 26, 1998. The options have a five year life at an exercise price of $.44 per share. During the year ended December 31, 2000, options to purchase 25,000 shares of common stock were exercised in a cashless exercise by the Company receiving 10,694 shares of free trading common stock which were cancelled. The additional 75,000 options were cancelled upon termination of the employee.

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

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 2000 AND 1999

NOTE  8  -  STOCKHOLDERS'  EQUITY-CONTINUED
-------------------------------------------

On August 1, 1999, the Company issued 176,570 shares of common stock to an individual for the purchase of accounts receivable, a noncompete agreement, a distribution route for dispensing phone card machines and phone cartridges. The common stock was valued at fair market value for restricted Rule 144 stock on the date of issue in the amount of $110,357. During the year ended December 31, 2000, 60,000 shares of common stock were cancelled due to non-performance under the terms of the contract. Goodwill has been reduced by $37,500 with an equal amount reducing common stock and additional paid in capital.

During the year ended December 31, 2000 the Company issued 16,000 shares of Rule 144 common stock to employees for services valued at 50% of the fair market value of the common stock at the date of issue in the amount of $6,500 and has been charged to expense in the financial statements. Also, the Company issued 223,447 shares of common stock at the date of issue in the amount of $94,183 and has been charged to expense in the financial statements.

Also during 2000, the Company issued incentive stock options to employees to purchase 101,000 shares of common stock with an exercise price of $0.81 which is the market price of the common stock at the date of grant. No compensation has been charged to expense during 2000.

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

A summary of the status of the Company's stock options as of December 31, 2000, is presented below:

                                                      2000       1999
                                                     --------  --------

Options outstanding at beginning of year             526,500   590,000
Options granted                                      101,000    36,500
Options exercised                                   (110,000)  (25,000)
Options canceled                                    (250,000)  (75,000)
                                                     --------  --------

Options outstanding and exercisable at end of year   267,500   526,500
                                                     ========  ========

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 2000 AND 1999

NOTE  9  -  STOCK  OPTIONS  AND  WARRANTS-CONTINUED
---------------------------------------------------

The following table summarizes the information about the stock options of December 31, 2000:

                                                                           Weighted
                              Weighted       Weighted                      Average
                               Average        Average                      Exercise
     Range of     Number     Remaining,      Exercise        Number         Price
     Exercise   Outstanding  Contractual       Price       Exercisable   (Exercisable
     Price      at Dec. 31   Life Years   (Total shares)    at Dec 31       shares)
  ------------  -----------  -----------  ---------------  -----------  --------------

     0.60            50,000          0.0  $          0.60       50,000  $         0.60
     0.55           180,000          0.0             0.55      180,000            0.55
     0.50             7,500          3.0             0.50        7,500            0.50
     0.81            30,000          4.0             0.81       30,000            0.81
  ------------  -----------  -----------  ---------------  -----------  --------------
     0.50
$  to .81           267,500          1.4  $          0.59      267,500  $         0.59
  ============  ===========  ===========  ===============  ===========  ==============

The following table summarizes the information about the stock options as of December 31, 1999:

                                                                           Weighted
                              Weighted       Weighted                      Average
                               Average        Average                      Exercise
     Range of     Number     Remaining,      Exercise        Number         Price
     Exercise   Outstanding  Contractual       Price       Exercisable   (Exercisable
     Price      at Dec. 31   Life Years   (Total shares)    at Dec 31      shares)
 - -----------  -----------  -----------  ---------------  -----------  --------------
     0.60            75,000          0.5  $          0.60       75,000  $         0.60
     0.55           205,000          1.0             0.55      205,000            0.55
     1.00           110,000          1.0             1.00      110,000            1.00
     0.44           100,000          4.0             0.44       75,000            0.44
     0.50            26,500          4.0             0.50       26,500            0.50
     0.66            10,000          1.0             0.66       10,000            0.66
   -----------  -----------  -----------  ---------------  -----------  --------------
     0.44
$ to 1.00           526,500          1.7  $          0.63      501,500  $         0.63
  ============  ===========  ===========  ===============  ===========  ==============

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) applicable to common stockholders and income (loss) per share as if compensation cost for the Company's stock options granted to employees had been determined in accordance with the fair value based method prescribed in that Statement.

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 2000 AND 1999

NOTE  9  -  STOCK  OPTIONS  AND  WARRANTS-CONTINUED
---------------------------------------------------

The Company estimated the fair value of each stock option for employees at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:

2000 - dividends yield of 0%; expected volatility of 58.3%; risk-free interest rate of 5.50%; and expected lives of 4 years.

1999 - dividends yield of 0%; expected volatility of 109.0%; risk-free interest rate of 5.65%; and expected lives of 4 years.

The weighted average fair value of options granted for the years ended December 31 2000, and 1999, respectively, was $0.41 and $0.38, respectively.

Under the accounting provisions of SFAS No. 123, the Company's net income (loss) applicable to common stockholders and pro forma amounts are indicated below:

                                                         2000        1999
                                                      ----------  ----------

Net income (loss) applicable to common stockholders:
   As reported                                        $(660,042)  $(222,743)
                                                      ==========  ==========
   Pro forma                                          $(701,136)  $(232,737)
                                                      ==========  ==========
Loss per share:
   As reported                                        $   (0.07)  $   (0.03)
                                                      ==========  ==========
   Pro forma                                          $   (0.08)  $   (0.03)
                                                      ==========  ==========

At December 31, 1999, the Company had 19,920 warrants outstanding which were issued in connection with the Company's limited offering in 1995 (see Note 8). These warrants are unregistered and are exercisable at any time at 110% of the sales price of the common stock or $1.37 prior to expiration on October 1, 2000. No value has been attributed to these outstanding warrants at December 31, 1999. The warrants expired during the year ended December 31, 2000.

In addition, the Company issued warrants to purchase 475,000 of common stock at various prices ranging from $1.05 to $3.00 and may be exercised at any time prior to expiration at various dates in the year 2004 (See Note 8). These warrants were issued to a leasing company in connection with obtaining long-term financing for phone card dispensers. The warrants were recorded at the fair value of $166,348 as deferred financing costs and amortized over the terms of the lease agreements. The Company charged $48,882 and $64,206 of the deferred financing costs to expense during the years ended December 31, 2000 and 1999, respectively. The unamortized balance of the deferred financing costs is $34,484 and $83,366 at December 31, 2000 and 1999, respectively.

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 2000 AND 1999

NOTE  10  -  CONCENTRATION  OF  CREDIT  RISK
--------------------------------------------

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade accounts receivable. Trade accounts receivable has been recorded at fair value at December 31, 2000 and 1999.

The majority of the Company's customer base are charitable organizations located in Mississippi and retail outlets for its phone cards located in Texas. Although the Company is directly affected by the well being of the organizations, management does not believe significant credit risks existed at December 31, 2000 and 1999.

NOTE  11  -  EARNINGS  PER  SHARE
---------------------------------

The  following  data  details  the  amounts used in computing earnings per share
(EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                               2000         1999
                                                            -----------  -----------

(Loss) available to common stockholders used in basic EPS   $ (660,042)  $ (222,743)
                                                            ===========  ===========
Weighted average number of common shares used in basic EPS   9,052,081    8,713,267

Effect of dilutive securities:
      Stock options                                                  -            -
      Warrants                                                       -            -
                                                            -----------  -----------
Weighted number of common shares and dilutive potential
common stock used in diluted EPS                             9,052,081    8,713,267
                                                            ===========  ===========

Options on 267,500 shares of common stock and warrants to purchase 475,000 shares of common stock were not included in computing diluted EPS for the year ended December 31, 2000, because their effects would have been antidilutive. In addition, options on 526,500 shares of common stock and warrants to purchase 494,920 shares of common stock were not included in computing diluted EPS for the year ended December 31, 1999, since there is an incremental per share effect of zero under the treasury stock method required by FASB 128 "Earnings Per Share."

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 2000 AND 1999

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

The income tax expense (credit) differs from the amount of income tax determined by applying the applicable statutory federal tax rates is as follows:

                                        2000       1999
                                     ----------  ---------
Federal income tax expense (credit)  $(224,400)  $(70,100)
Valuation reserve                      220,500     68,300
Other                                    3,900      1,800
                                     ----------  ---------
                                     $       -   $      -
                                     ==========  =========


Temporary differences for the years ended December 31, 2000 and 1999, between the financial statement carrying amounts and the tax basis of assets and liabilities that give rise to significant portions of the net deferred tax asset (liability) relate to the following:

                                                     2000       1999
                                                  ----------  ---------
Difference in method of accounting for financial
    and tax basis accounting                      $  10,100   $(90,500)
Depreciation                                         20,400     21,100
Net operating loss carryforward                    (257,100)    (4,500)
Change in valuation allowance                       226,600     73,900
                                                  ----------  ---------

Net deferred tax asset                            $       -   $      -
                                                  ==========  =========


At December 31, 2000 and 1999, the Company had a cumulative net tax asset of $328,400 and $101,800, respectively.

Since management can not determine that it is more likely than not that the Company will realize the deferred tax assets, a 100% valuation allowance has been recorded. At December 31, 2000, the Company has available for federal income tax purposes unused net operating losses of approximately $1,184,000 which may provide future tax benefits that begin expiring in the year ending December 31, 2010.

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 2000 AND 1999

NOTE  13  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
----------------------------------------------------

CASH  AND  CASH  EQUIVALENTS:
The carrying amounts of cash and cash equivalents at December 31, 2000 and 1999, approximate fair value because of the short maturity of those instruments.

LONG-TERM  DEBT:
Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt, including the current portion thereof, approximates its carrying value at December 31, 2000 and 1999.

NOTE  14  -  SUBSEQUENT  EVENTS
-------------------------------

Subsequent to December 31, 2000, the Company sold and assigned one of its leases from Tupelo Industries, Inc., a wholly owned subsidiary of BGI, Inc to the current occupant of a bingo hall. The sale was for cash resulting in a gain on the sale of approximately $5,000.

Also, on February 2001, the Company filed an S-8 with the SEC registering shares of common stock for the BGI, Inc. Employee Stock Option Plan.

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

Listed below is a presentation of certain profit or loss and other information for reportable segments. The only non-cash items are depreciation and amortization. Taxes are not allocated to segment operations, and for 2000 and 1999, the Company had none of the following items: discontinued operations, extraordinary items, or accounting changes.

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 2000 AND 1999

NOTE  15  -  SEGMENT  REPORTING  -  CONTINUED
---------------------------------------------

                                 Phone card    Phone card
                                 dispensers     dispensers    Charity bingo   Charity bingo
                                    2000           1999            2000            1999
                                -------------  -------------  --------------  --------------
Sales and rents                 $  2,670,304   $  4,421,264   $      331,934  $      469,562
                                =============  =============  ==============  ==============

Interest expense                $    228,668   $    297,146   $            -  $            -
                                =============  =============  ==============  ==============

Depreciation and amortization
                                $    313,781   $    328,943   $       14,138  $       16,378
                                =============  =============  ==============  ==============

Profit (loss)                   $   (660,876)  $   (260,846)  $          834  $       38,103
                                =============  =============  ==============  ==============

Assets                          $  1,017,913   $  1,582,012   $       40,954  $       63,936
                                =============  =============  ==============  ==============

Asset expenditure               $     30,415   $     32,031   $            -  $        7,359
                                =============  =============  ==============  ==============

Reconciliation of reportable segment assets, revenue, profit or loss, and other items of significance to consolidated amounts are presented as follows:

                                                    2000         1999
                                                 -----------  -----------

Assets:
   Assets of reportable segment                  $1,058,867   $1,645,947
   Assets of non reportable segments                      -            -
   Assets not allocated to operating segments             -            -
                                                 -----------  -----------

      Consolidated assets                        $1,058,867   $1,645,947
                                                 ===========  ===========

Revenues:
   Revenue from reportable segment               $3,002,238   $4,890,826
   Revenue from non-reportable segments                   -            -
                                                 -----------  -----------

      Consolidated revenues                      $3,002,238   $4,890,826
                                                 ===========  ===========

Profits:
   Profit (loss) from reportable segments        $ (105,284)  $  611,676
   Profit from non-reportable segments                    -            -
   Expenses at corporate level not allocated to
    segments                                       (554,758)    (834,419)
                                                 -----------  -----------

      Income (loss) before tax                   $ (660,042)  $ (222,743)
                                                 ===========  ===========

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDING DECEMBER 31, 2000 AND 1999

NOTE  15  -  SEGMENT  REPORTING  -  CONTINUED
---------------------------------------------

Other items of significance:

     Interest expense                  $  228,668    $  297,146
                                       ==========    ==========

     Depreciation and amortization     $  372,424    $  345,622
                                       ==========    ==========

     Asset expenditures                $   30,415    $   39,390
                                       ==========    ==========


Item  8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting and
          ----------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

     None.

                                    PART III

Item  9.  Directors,  Executive  Officers,  Promoters  and  Control  Persons;
          -------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

               Identification of Directors and Executive Officers
               --------------------------------------------------

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of the Company for the year ended December 31, 2000, and to the date hereof, and the period or periods during which each such director or executive officer has served in his respective position.

                                               Date of        Date of
                                             Election or   Termination
Name                    Positions Held       Designation  or Resignation
------------------  -----------------------  -----------  --------------

Reid Funderburk*    Chairman and CEO               12/94
                    Director                       12/94

Thomas Murphy**     President and COO              05/00

George Majewski*    President and COO              04/96           05/00
                    Director                       12/94           05/00

Robert H. Hughes*   Director                       12/94           12/00

R. E. Wilkin*       Director                       12/94

Rick Redmond*       Director                       09/97

Robert Chappell**   Secretary                      09/97
                    Treasurer                      06/00

Clay McCalla**      Vice President                 09/97           06/00
                                                   06/00

Rhonda McClellan**  Chief Financial Officer        10/98
                    Treasurer                      04/99           06/00

* These officers and directors were re-elected on 09/29/99 at the Annual Stockholders and Board of Directors Meeting
**     These  persons  presently  serve  or  served  in the capacities indicated
opposite  their  respective  names.

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

Business  Experience  of  Current  Directors  and  Executive  Officers
----------------------------------------------------------------------

Mr.  Funderburk,  age 48, began engaging in the bingo commercial lessor business
---------------
in 1987. Since then, he and/or companies with which he was associated, have owned and/or operated and/or managed thirteen bingo commercial lessor operations. He has been a director and executive officer of Monitored and its affiliated companies since their inception. He served as President of the Texas Bingo Commercial Lessors Association from 1989 through 1993. Mr. Funderburk has prior experience as the owner of a bank equipment and supply company and as a real estate developer.

Mr. Murphy, age 56, brings over 30 years of general management, marketing, sales
----------
and program management experience at IBM to BGI. He has established, rebuilt, led and successfully managed Fortune 500 corporate business units and branch offices. Prior to coming to BGI he was Vice President and Regional Director of an event management company specializing in creating and producing large corporate marketing events. He graduated from St. Edwards University in Austin with a business degree in marketing.

Mr. Wilkin, age 67,  is a retired CPA and a general business consultant.  He was
----------
a practicing CPA with Ernst & Whinney (now Ernst & Young), an international accounting firm, from 1957 through 1984 and a partner in such firm from 1969 through 1984. Since then, he has been involved with several start-up companies, including AmeriCredit Corporation (NYSE). For the past several years, Mr. Wilkin has been the Chief Financial Officer of U.S. Cast Products, Inc. of Fort Worth, Texas.

Mr.  Redmond,  age 48,  is the founding owner and major stockholder of Lone Star
------------
Cafe, Inc., a restaurant chain based in Austin, Texas, with operations in Texas and Colorado. He serves as Vice President of Real Estate Acquisitions for that corporation. In addition, Mr. Redmond is General Partner and majority stockholder of VIP Marina and Volente Beach Club.

Robert  Chappell,  age  41,  graduated  with  an  Associate  of Applied Sciences
----------------
(Financial Management) from Community College of the Air Force in 1993. He served with the U.S. Air Force in the positions of Financial Manager and Auditor. In December of 1996, he accepted a position as a senior accountant with the City of Austin - Neighborhood Housing Division. Mr. Chappell accepted his current position in September 1997.

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

Item  10.  Executive  Compensation.
           -----------------------

The following table shows the cash compensation paid by the Company, as well as other compensation, for the Company's Chief Executive Officer for the fiscal years 2000, 1999 and 1998.

Name and                                                          Other       Restricted                    All other
Principal                                                         Compen-       Stock   Options/    LTIP     Compen-
Position                      Year        Salary       Bonus     sation (1)    Awards   SARS (#)   Payouts  sation ($)
------------------------  ------------  -----------  ----------  -----------  --------  ---------  -------  ----------

Reid Funderburk                   2000  $    89,000  $      -0-  $       -0-  $    -0-  $     -0-      -0-  $       -0-
   Chairman, CEO                  1999  $    89,000         -0-          -0-       -0-        -0-      -0-        2,500
   and Director                   1998  $    76,149       1,241          -0-       -0-        -0-      -0-        3,000

Compensation  of  Directors
---------------------------

      None

Employment  Contracts  and  Termination  of  Employment  and  Change  of Control
--------------------------------------------------------------------------------
Arrangement
-----------

Except as indicated below, during 2000, there were no compensatory plans or arrangements, including payments to be received from the Company, with respect to any named executive officer which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Mr. Funderburk entered into an Employment Agreement in 1995 with the Company. This Employment Agreement provides for payment of all compensation due under such Agreement for a period of one year from the date of termination of employment due to physical or mental disability that results in the non-performance of the employee's duties for a period of six months in any 12 month period, death, thirty days notice of breech of the Agreement, which is not cured, or termination by the Company for specified causes.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.
           --------------------------------------------------------------------

The following table sets forth the share holdings of the Company's directors and executive officers and those persons who owned more than 5% of the Company's common stock as of March 8, 2001.

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------       Number         Percentage
Name and address                     of Shares *  Beneficially Owned
-----------------------------------  -----------  -------------------
Reid Funderburk (1)                    2,573,000                28.14
13581 Pond Springs Road, Suite 105
Austin, Texas 78729

Robert Hughes                            410,000                 4.49
1506 West 13th #12
Austin, Texas 78704

R. E. Wilkin                             257,600                 2.82
4304 Kirkland Dr.
Fort Worth, Texas 76109

Thomas Murphy                             39,835                 0.01
13581 Pond Springs Road Suite 105
Austin, Texas 78729

Rick Redmond                             100,000                 1.09
13492 Research Boulevard
Austin, Texas 78750

Robert Chappell                            1,100                 0.01
P.O. Box 624
Martindale, Texas 78655
                                     -----------  -------------------

          Totals                       3,381,535                36.56
                                     ===========  ===================

     1. This figure includes the following transfers to certain family members which took place on October 17, 1995, February 6, 1996, April 8, 1996, and July 06, 2000: Ashlie Funderburk 10,000 shares and 10,000 shares; Jacklyn Funderburk 10,000 shares,10,000 shares, 10,000 shares and 10,000 shares; and Lyndsey Funderburk 10,000 shares, 10,000 shares, 10,000 shares and 10,000 shares. This figure does not include transfers to certain adult children, relatives and friends, as to which Mr. Funderburk disclaims any beneficial interest.

     *Footnote: The number of Shares listed above do not include the shares underlying certain stock options.

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

Item  12.  Certain  Relationships  and  Related  Transactions.
           --------------------------------------------------

Transactions  with  Management  and  Others.
-------------------------------------------

During the two years ended December 31, 2000 and 1999, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain  Business  Relationships.
--------------------------------

During the two years ended December 31, 2000 and 1999, there were no business relationships, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness  of  Management.
----------------------------

During the two years ended December 31, 2000 and 1999, there was no negotiable indebtedness, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Parents  of  the  Issuer.
-------------------------

The  Company  has  no  parents.

Transactions  with  Promoters.
-----------------------------

During the two years ended December 31, 2000 and 1999, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.

13.  Exhibits  and  Reports  on  Form  8-K.*
     -------------------------------------

     Current report on Form 8-K filed, dated January 5, 1998, regarding the change in accountants.**

Exhibits
--------

(ii)
     Exhibit  Number       Description
     ---------------       -----------

          21               Subsidiaries  of  the  Company

EXHIBIT  21
-----------

Date Incorporated     State                Name
-----------------  -----------  ---------------------------

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




Date:     4/16/01                          By:   S/S
     ----------------                         ----------------------------------
                                                      Reid  Funderburk, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date:     4/16/01                          By:   S/S
     ----------------                         ----------------------------------
                                                   Reid  Funderburk,  Chairman,
                                                   C.E.O.  & Director


Date:     4/16/01                          By:   S/S
     ----------------                         ----------------------------------
                                                   Thomas  Murphy,  President


Date:     4/16/01                          By:   S/S
     ----------------                         ----------------------------------
                                                   Robert  Chappell,  Treasurer


Date:     4/16/01                          By:   S/S
     ----------------                         ----------------------------------
                                                   R.  E.  Wilkin,  Director


Date:     4/16/01                          By:   S/S
     ----------------                         ----------------------------------
                                                   Rick  Redmond,  Director