Form 10QSB
period 2001-03-31
BGI INC
filed 2001-05-21
CIK 355590

BGI, INC.  AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     QUARTERS ENDED MARCH 31, 2001 AND 2000

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
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

                        13581 POND SPRINGS RD.  SUITE 105
                               AUSTIN, TEXAS 78729
                               -------------------
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


THERE WERE 9,533,142 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF MAY 11, 2001.

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

PART  I:
--------

ITEM  1.  FINANCIAL  STATEMENTS                                            1
          ---------------------

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS                           6
          --------------------------------------

PART  II:
---------

ITEM  1.  LEGAL  PROCEEDINGS                                               6
          ------------------

ITEM  2.  CHANGES  IN  SECURITIES                                          7
          -----------------------

ITEM  3.  DEFAULTS  UPON  SENIOR SECURITIES                                7
          ---------------------------------

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS      7
          -----------------------------------------------------------

ITEM  5.  OTHER  INFORMATION                                               7
          ------------------

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                            7
          -------------------------------------

                               BGI, INC.  AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                                          ASSETS
                                          ------

                                                                    MARCH 31, 1999    DECEMBER 31, 1999
                                                                         2001               2000
                                                                   ----------------  -------------------
Current assets:
    Cash and cash equivalents                                      $        43,612   $           58,124
    Accounts receivable - trade, net                                        96,461              117,505
    Inventories                                                             39,588               86,453
    Prepaid expenses                                                         8,367               14,099
                                                                   ----------------  -------------------
         Total current assets                                              188,028              276,181
                                                                   ----------------  -------------------

Property and equipment, at cost - net                                      613,921              684,340
                                                                   ----------------  -------------------

Other assets:
    Intangible assets - net                                                 30,968               36,121
    Deferred financing costs                                                25,000               34,484
    Deposits                                                                22,691               27,741
                                                                   ----------------  -------------------
         Total other assets                                                 78,659               98,346
                                                                   ----------------  -------------------
         Total assets                                              $       880,608   $        1,058,867
                                                                   ================  ===================

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
    Accounts payable - trade and accrued expenses                  $       325,442   $          403,352
    Current maturities of long-term debt                                   173,257              200,482
    Current maturities of lease obligations                                341,644              277,567
                                                                   ----------------  -------------------
          Total current liabilities                                        840,343              881,401

Long-term debt, net of current maturities                                   16,272               21,814
Long-term portion of lease obligations                                     133,303              190,901
                                                                   ----------------  -------------------

          Total liabilities                                                989,918            1,094,116
                                                                   ----------------  -------------------

Stockholders' equity:
Preferred stock, non-voting; $.001 par; 10,000,000
    shares authorized; no shares issued and outstanding                          -                    -
Common stock, $.001 par; 70,000,000 shares authorized;
    9,533,142 and 9,141,142 issued and outstanding                           9,533                9,141
Additional paid-in capital                                                 957,488              936,253
Retained earnings (deficit)                                             (1,076,331)            (980,643)
                                                                   ----------------  -------------------

          Total stockholders' equity (deficit)                            (109,310)             (35,249)
                                                                   ----------------  -------------------

          Total liabilities and stockholders' equity               $       880,608   $        1,058,867
                                                                   ================  ===================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           BGI, INC.  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                           THREE MONTHS ENDED MARCH 31


                                              2001         2000
                                          ------------  -----------
Revenue:
    Phone card and machine sales          $   356,667   $  803,573
    Machine rental                             46,856            -
    Hall rental                                66,523       83,084
    Other                                         868       11,437
                                          ------------  -----------

          Total revenue                       470,914      898,094
                                          ------------  -----------

Cost of revenue:
   Phone cards and machines                   195,638      305,203
   Prizes paid                                109,982      247,958
   Hall rental                                 36,062       38,860
                                          ------------  -----------

          Total cost of revenue               341,682      592,021
                                          ------------  -----------

Gross margin                                  129,232      306,073

General and administrative expenses           235,182      294,526
                                          ------------  -----------

    Operating income (loss)                  (105,950)      11,547

Gain on sale of assets                         41,569            -
Interest expense                              (31,305)     (69,593)
                                          ------------  -----------

Net loss                                      (95,688)     (58,046)

Retained earnings:
         Beginning (deficit)              $  (980,643)  $ (320,601)
                                          ============  ===========

         Ending (deficit)                 $(1,076,331)  $ (378,647)
                                          ============  ===========

Basic and diluted loss per common share   $    ($0.01)  $    (0.01)
                                          ============  ===========

Weighted average shares outstanding         9,218,150    8,805,863
                                          ============  ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           BGI, INC.  AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31

                                                          2001        2000
                                                       -----------  ---------
Operating activities:
    Net loss                                           $  (95,688)  $(58,046)
Adjustments to reconcile net loss to net cash
    from operating activities:
        Depreciation and amortization                      84,269     92,485
        Provision for bad debts                           (11,814)   (19,669)
        Recovery from bad debts                                 -    (38,902)
        Common stock issued for services                    3,970     24,303
        Deferred financing cost charged to interest         9,484     16,051
    Changes in current assets and liabilities:
        Accounts receivable - trade                        14,512     40,295
        Inventories                                        46,865      1,408
        Prepaid expenses                                    5,732     (3,500)
        Accounts payable - trade and accrued expenses     (77,909)    (5,581)
                                                       -----------  ---------

Net cash provided from operating activities                 3,049     48,844
                                                       -----------  ---------

Investing activities:
Purchase of property and equipment                        (11,976)   (15,360)
Increase (decrease) in other assets                       (10,204)    (4,989)
Proceeds from sale of equipment                            45,000      3,000
                                                       -----------  ---------

Cash provided (used) by investing activities               22,820    (17,349)
                                                       -----------  ---------

Financing activities:
Payments on long-term debt                                (19,607)   (26,139)
Payments on long-term leases                              (20,774)   (48,598)
Proceeds from issuance of common stock                          -     65,000
                                                       -----------  ---------

Cash provided (used) by  financing activities             (40,381)    (9,737)
                                                       -----------  ---------

Net increase (decrease) in cash and cash equivalents      (14,512)    21,758

Cash and cash equivalents at beginning of year             58,124     89,636
                                                       -----------  ---------

Cash and cash equivalents at end of year               $   43,612   $111,394
                                                       ===========  =========

Supplemental disclosures of cash flow information:
Interest paid                                          $   31,305   $ 69,593
                                                       ===========  =========
Taxes paid                                             $    2,288   $  5,169
                                                       ===========  =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           BGI, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

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

GOING  CONCERN:
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. Numerous factors could affect the Company's operating results, including, but not limited to, general economic conditions, competition, and changing technologies. A change in any of these factors could have an adverse effect on the Company's consolidated financial position or results of operations. The Company had an operating loss for the year ended December 31, 2000. In addition, the Company's working capital position deteriorated due to a loss from operations. At December 31, 2000, current liabilities exceed current assets by $652,315, and the Company had a deficit retained earnings of $1,076,331.

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

CASH  EQUIVALENTS:
Cash equivalents consist primarily of funds invested in short-term interest-bearing accounts. The Companyconsiders all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

                           BGI, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES-CONTINUED
--------------------------------------------------------------------

INTANGIBLE  ASSETS:
Intangible assets include goodwill, the cost of a noncompete agreement, and development of internet site Goodwill is amortized over five years, the cost of the noncompete agreement is being amortized over two years, and the internet site is being amortized over three years.

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
-------------------------------------------------

RESULTS  OF  OPERATIONS
-----------------------

                          QUARTER ENDED MARCH 31, 2001
                   COMPARED WITH QUARTER ENDED MARCH 31, 2000
                   ------------------------------------------

Total revenues for the quarter ended March 31, 2001, was $470,914 as compared to $898,094 for the prior quarter ended March 31, 2000. This 47.6% decrease was the result of declines in phone card and machine sales, increased competition in the Company's primary areas of operations and a decrease in the number of machines operating in bingo and other facilities. As previously noted in the Form 10KSB for the year ended December 31, 2000 the Company has expeditously converted and placed over half of its 325 existing machines to a new product called "Donation Station" .

Gross margin was $129,232 or 27.4% of total revenue for the quarter ended March 31, 2001 as compared to $306,073 or 34.1% of total revenue for the quarter ended March 31, 2000. This was consistent with the decline in revenue and the continuing fixed cost of hall rental and machine depreciation.

General and administrative expenses for the quarter ended March 31, 2001 was $235,182 compared to $294,526 for the quarter ended March 31, 2000. This 20.2% decrease was the result of continuing improvements in expense controls undertaken by management during the fiscal year 2000.

The 55.0% or $38,288 decrease in interest expense is the result of declines in principal balances as of quarter ended March 31, 2001, as compared to quarter ended March 31, 2000.

As a result of the above, the Company incurred consolidated net losses for the quarter ended March 31, 2001 and 2000 of $95,688 and $58,046, respectively.

LIQUIDITY
---------

Current assets of $188,030 represented 22.4% of current liabilities of $840,344 as of March 31, 2001, as compared to current assets of $276,181 representing 31.3% of current liabilities in the amount of $881,401 as of December 31, 2000. The Company's decreased cash position during the first quarter is primarily the result of decreases in the sale of phone cards, machines, and increased competition in the primary areas of operation.

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

               None

ITEM  5.  OTHER  INFORMATION.
          -------------------

               None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
          --------------------------------------

               (a)  EXHIBIT
                    -------

                    Annual  Report  on Form 10 - KSB for the year ended December
                    31,  filed  April  17,  2001                            **

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




Date:   5/20/01               By:        S/S
     ------------                 ---------------------------
                                  Reid  Funderburk,  CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date:   5/20/01               By:        S/S
     ------------                 ---------------------------------
                                  Reid Funderburk, Chairman, C.E.O. & Director


Date:   5/20/01               By:        S/S
     ------------                 ---------------------------------
                                  Thomas  Murphy,  President


Date:   5/20/01               By:        S/S
     ------------                 ---------------------------------
                                  Robert  Chappell,  Treasurer


Date:   5/20/01               By:        S/S
     ------------                 ---------------------------------
                                  R.  E.  Wilkin,  Director


Date:   5/20/01               By:        S/S
     ------------                 ---------------------------------
                                  Rick  Redmond,  Director