Form 10QSB
period 2001-06-30
BGI INC
filed 2001-08-13
CIK 355590

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to __________________


                          Commission File No. 0-10519

                                    BGI, INC.

                   OKLAHOMA                             73-1092118
           -------------------------              ---------------------
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

 Indicated below is the number of shares outstanding of the registrant's common stock as of August 1, 2001:

                Class                       Number of Shares Outstanding

     Common Stock, $.001 Par Value                   9,685,165

                                TABLE OF CONTENTS

                                                                      Page
                                                                     Number

Part I:

Item 1.  Financial Statements                                          1
         ---------------------

Item 2.  Management's Discussion and Analysis                          6
         -------------------------------------

Part II:

Item 1.  Legal Proceedings                                             7
         -----------------

Item 2.  Changes in Securities                                         7
         ---------------------

Item 3.  Defaults Upon Senior Securities                               7
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders           7
         ---------------------------------------------------

Item 5.  Other Information                                             7
         -----------------

Item 6.  Exhibits and Reports on Form 8-K                              8
         --------------------------------

PART I:

                           BGI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                               June 30, 2001           December 31, 2000
                                                               ------------              --------------
Current assets:

Cash                                                           $  149,490                  $   58,124

Accounts receivable - trade, net                                  150,465                     117,505

Inventories                                                        12,970                      86,453

Prepaid expenses                                                    2,500                      14,099
                                                               ------------              --------------

         Total current assets                                     315,425                     276,181
                                                               ------------              --------------

Property and equipment, at cost - net                             546,486                     684,340
                                                               ------------              --------------
Other assets:

Intangible assets - net                                            36,319                      36,121

Deferred financing costs                                                0                      34,484

Deposits                                                           15,190                      27,741
                                                               ------------              --------------

         Total other assets                                        51,509                      98,346
                                                               ------------              --------------

         Total assets                                          $  913,420                  $1,058,867
                                                               ------------              --------------

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable - trade and accrued expenses                   $ 227,452                  $  403,352

Current maturities of long-term debt                              165,171                     200,482

Current maturities of capital lease obligations                   338,993                     277,567
                                                               ------------              --------------

         Total current liabilities                                731,616                      881,401

Long-term debt, less current maturities                            20,695                       21,814

Capital lease obligations, less current maturities                 70,782                      190,901
                                                               ------------              --------------

         Total liabilities                                        823,093                    1,094,116
                                                               ------------              --------------

Stockholders' equity:
Preferred stock, nonvoting; $.001 par; 10,000,000
shares authorized; no shares issued and outstanding                             -                                  -

Common stock, $.001 par; 70,000,000 shares authorized;
9,685,165 and  9,141,142  issued and outstanding                    9,685                        9,141

Additional paid-in capital                                        979,660                      936,253

Retained earnings (deficit)                                      (899,018)                    (980,643)
                                                               ------------              --------------

         Total stockholders' equity                                90,327                      (35,249)
                                                               ------------              --------------

         Total liabilities and stockholders' equity             $ 913,420                 $  1,058,867
                                                               ============              ==============

The accompanying notes are an integral part of these financial statements.

                           BGI, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months Ended                 Six Months Ended
                                                                 ------------------                 ----------------
                                                             June 30,          June 30,         June 30,          June 30,
                                                               2001              2000             2001              2000
                                                      ---------------     -------------    -------------     -------------
Revenue:

Machine rental                                             $ 599,726         $       -        $ 646,645          $      -

Phone card sales                                              99,753           769,924          433,920         1,548,506

Hall rental and concession income                             29,676            84,091           96,199           167,175

Machine sales                                                      -            10,990           22,500            35,981

Other revenue                                                      -            14,254              805            25,691
                                                      ---------------     -------------    -------------     -------------

         Total revenue                                       729,155           879,259        1,200,069         1,777,353
                                                      ---------------     -------------    -------------     -------------

Cost of revenue:

Phone cards                                                  127,100           297,733          295,614           586,856

Prizes paid                                                    3,378           266,407          113,360           514,365

Hall rental and concession expenses                              173            56,901           36,235            95,761

Machines sold                                                      -             7,750           27,125            23,830


         Total cost of revenue                               130,651           628,791          472,334         1,220,812
                                                      ---------------     -------------    -------------     -------------

             Gross margin                                    598,504           250,468          727,735           556,541


General and administrative expenses                          381,953           364,058          617,131           658,580

             Operating income (loss)                         216,551         (113,590)          110,604         (102,039)

Gain on sale of asset                                          4,602                 -           46,165                 -

Interest expense                                            (43,840)          (58,289)         (75,144)         (127,882)
                                                      ---------------     -------------    -------------     -------------

             Income (loss) before federal income tax         177,313         (171,879)           81,625         (229,921)

Federal income tax                                                 -                 -                -                 -
                                                      ---------------     -------------    -------------     -------------

             Net income (loss)                               177,313         (171,879)           81,625         (229,921)

Retained earnings (deficit):

             Beginning                                    (1,076,331)         (378,643)        (980,643)         (320,601)
                                                      ---------------     -------------    -------------     -------------

             Ending                                        $(899,018)       $ (550,522)      $ (899,018)       $ (550,522)
                                                      ===============     =============    =============     =============

Basic income (loss) per common share:

         Income (loss) applicable to

                  common stockholder                         $  0.02           $ (0.02)        $   0.01           $ (0.03)
                                                      ===============     =============    =============     =============


Diluted income (loss) per common share:

         Income (loss) applicable to

                  common stockholder                          $ 0.02           $ (0.02)         $  0.01          $  (0.03)
                                                      ===============     =============    =============     =============


The accompanying notes are an integral part of these financial statements.

                           BGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Six Months Ended June 30,
                                                                       2001                            2000
                                                                 ----------------                 ---------------
Operating activities:

Net income                                                          $   81,625                    $  (229,921)

Adjustments to reconcile net income to net cash income:

    Depreciation and amortization                                      158,780                        183,329

    Provision for bad debts                                                  -                              -

    Recovery from bad debts                                                  -                       (62,114)

    Stock issued for services                                           43,951                         74,099

    Deferred financing cost                                             34,484                         29,914

    Gain on disposal of property                                      (46,165)                              -

Changes in current assets and liabilities:

    Accounts receivable                                               (32,961)                         46,464

    Inventories                                                         73,483                         14,553

    Prepaid expenses                                                    11,599                        (8,878)

    Deposits                                                            12,551                              -

    Accounts payable - trade and accrued expenses                    (175,900)                         18,913
                                                              ----------------                 ---------------

Cash provided by operating activities                                  161,447                         66,359
                                                              ----------------                 ---------------
Investing activities:

Purchase of property and equipment                                    (11,976)                       (32,837)

Increase (decrease) in other assets                                   (10,000)                       (13,348)

Proceeds from sale of equipment                                         62,000                          3,000
                                                              ----------------                 ---------------
Cash provided (used) by investing activities                            40,024                       (43,185)
                                                              ----------------                 ---------------
Financing activities:

Payments on long-term debt                                            (51,412)                       (48,872)

Payments on long-term leases                                          (58,693)                       (77,525)

Proceeds from issuance of common stock                                       -                         65,000
                                                              ----------------                 ---------------

Cash provided (used) by financing activities                         (110,105)                       (61,397)
                                                              ----------------                 ---------------

Net increase (decrease) in cash                                         91,366                       (38,223)

Cash at beginning of period                                             58,124                         89,636
                                                              ----------------                 ---------------

Cash at end of period                                                $ 149,490                      $  51,413
                                                              =================                ==============

Supplemental disclosures of cash flow information:

Interest paid                                                        $  75,144                     $  101,801

Cash flow from non-cash transfer activities

   Purchases of fixed assets                                         $ (14,982)

   Proceeds from long term debt                                         14,982

                                                                        $    0
                                                              =================


The accompanying notes are an integral part of these financial statements.

                           BGI, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:
The financial statements for the six months ended June 30, 2001 and June 30, 2000 are unaudited. They have however, been prepared from the books and records of the Company in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods have been reflected. These financial statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB, which includes audited financial statements for the year ended December 31, 2000.

Reclassifications:
Certain prior period amounts have been reclassified to conform with this June 30, 2001 presentation.

Going concern:
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Numerous factors could affect the Company's operating results, including, but not limited to, general economic conditions, competition, and changing technologies. Any significant adverse change in any of these factors could have an adverse effect on the Company's consolidated financial position or results of operations. Further, the Company had losses for the year ended December 31, 2000, and its working capital position deteriorated. At June 30, 2001, current liabilities exceeded current assets by $416,191.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheets is dependent upon the Company's success with its operations in the future.

Taxes on income:
The Company accounts for income taxes under the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible changes in the tax laws or rates. The Company provides a valuation allowance against its deferred tax assets to the extent that management estimates that it is not "more likely than not" that such deferred tax assets will be realized. However, the company will use portions of NOL tax benefits in this period to offset income tax expense.

                           BGI, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001

NOTE 2 - EARNINGS PER SHARE

Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the periods ended June 30, 2001, diluted income or loss per common share is computed based on the weighted average number of common shares outstanding, after giving effect to the potential issuance of Common Stock on the exercise of options and warrants and the impact of assumed conversions. The following table provides a reconciliation between basic and diluted shares outstanding:
-------

                                                                 Three Months Ended June 30,              Six Months Ended June 30,
                                                                   2001               2000                  2001               2000
                                                           ---------------     --------------       ----------------    ------------
Weighted average number of common shares used
     in basic earnings per share                                9,574,158          8,981,549              9,486,700        9,073,983

Effect of dilutive securities:
     Stock Options                                                881,500                                   881,500                -
     Warrants                                                     475,000                  -                475,000                -

Weighted average number of common shares
     and dilutive potential common stock used in
     diluted earnings per share                                10,930,658          8,981,549             10,843,200        9,073,983
                                                           ===============     ==============       ================    ============


NOTE 3 - RELATED PARTY

During the quarter that ended June 30, 2001, Reid Funderburk, Chairman, CEO and Director, and/or other employees of BGI, Inc., assisted in the organization of and/or invested in certain Donation Station charity center locations. The charity that leases the location contracts with BGI, Inc. for the placement of Donation Station charity machines.

Item 2 - Management's Discussion and Analysis


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

Subsequent to December 31, 2000, the Company began converting its phone card machines to a new machine "Donation Station" that accepts donations for selected charities with a free participation in a promotional sweepstakes. The name "Donation Station" is in the process of being changed to "Charity Station".

Results of Operations

                        Three Months Ended June 30, 2001
               Compared with the Three Months Ended June 30, 2000


Total revenue for the three months ended June 30, 2001, was $729,155 compared to $879,259 for the three months ended June 30, 2000. This 17% decrease resulted from an 87% decline in phone card and machine sales as many phone card machines were being converted to the new Donation Station Machine. Revenues from rental of the Donation Station Machine were $599,726 compared to no rental sales in June 2000.

Cost of sales were $130,651 for three months ended June 30, 2001 compared to $628,791 for three months ended June 30, 2000. The 79.6% decrease was due to the conversion of phone card machines to the new Donation Station machine that has less cost of sales.

Gross margin for the three months ended June 30, 2001, was $598,504 as compared to $250,468 for the three months ended June 30, 2000. The increase of $348,036 resulted from the new Donation Station Game having a reduced cost of sales.

General and administrative expense for the three months ended June 30, 2001 was $381,953 as compared to $364,058 for the three months ended June 30, 2000. The 4.6% increase was due to writeoffs of obsolete inventory of maintenance supplies.

The $14,449 decline in interest expense is due to several notes having been paid off.

                         Six Months Ended June 30, 2001
                Compared with the Six Months Ended June 30, 2000.


Total revenue for the six months ended June 30, 2001, was $1,200,069 compared to $1,777,353 for the six months ended June 30, 2000. This 32.4% decrease was the result of declines in phone card and machine sales and the time necessary to convert the phone card machines to the new Donation Station machine. Revenues from machine rentals of the new Donation Station machine were $646,645 for the six months ended June 30, 2001 compared to no revenues for machine rentals for the six months ended June 30, 2000.

Cost of revenues decreased $748,478 or 61.3% from the six months ended June 30, 2001 to $472,334 compared to the six months ended June 30, 2000 of $1,220,812. The decrease is due to the Donation Station machine having less cost of sales.

Gross margin increased 30.7% or $171,194 for the six months ended June 30, 2001 to $727,735 compared to June 30, 2000 gross margin of $556,541. The increase was due to the new Donation Station machine having less cost of revenues and the decrease of the number of phone card machines that have been converted to the new machine.

General and administrative expenses for the six months ended June 30, 2001, were $617,131 compared to $658,580 for the six months ended June 30, 2000. This decrease was a result of a reduction of salaries and consulting fees. Management has reviewed all business processes and implemented revisions where appropriate.

Liquidity

Current assets of $315,425 as of June 30, 2001, represented 43.1% of current liabilities of $731,616 as compared to current assets of $276,181 at December 31, 2000, which represented 31.3% of current liabilities of $881,401. The Company's cash position improved for the three months ended June 30, 2001. Inventory decreased because of a reduction in the supplies and costs related to phone cards.

As of June 30, 2001, the Company is current on payments of accounts payable, notes and leases.

PART II

Item 1.  Legal Proceedings.

                  None

Item 2. Changes in Securities.

                  None

Item 3. Defaults Upon Senior Securities.

                  None

Item 4. Submission of Matters to a Vote of Security Holders.

                  None

Item 5. Other Information.

Thomas Murphy, President, resigned effective 7/31/2001. Robert Chappell, Secretary/Treasurer, resigned effective May 31, 2001.


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

                                    BGI, INC.

                                  By: /s/ Reid Funderburk
                                      -------------------
                                          Reid Funderburk, CEO
 Date: 8/12/01



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date:  8/12/01

By: /s/ Reid Funderburk
    -------------------
        Reid Funderburk, Chairman, C.E.O. & Director

Date:  8/12/01

By: /s/ Edward Reckdenwald
    ----------------------
        Edward Reckdenwald, Secretary