Form 10QSB
period 2001-09-30
BGI INC
filed 2001-11-15
CIK 355590

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                        13581 Pond Springs Rd. Suite 105
                               Austin, Texas 78729
                             - -------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (512) 335-0065
                                 --------------





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

Indicated below is the quantity of shares outstanding as of September 30, 2001 of the registrants common stock at


                 Class                      Number of shares outstanding

     Common stock, $.001 par value                     9,685,165

                                TABLE OF CONTENTS

                                                                         Page
                                                                        Number

Part I:

Item 1.  Financial Statements                                              1
         ---------------------

Item 2.  Management's Discussion and Analysis                              5
         -------------------------------------

Part II:

Item 1.  Legal Proceedings                                                 6
         -----------------

Item 2.  Changes in Securities       and Use of Proceeds                   6
         ---------------------      --------------------

Item 3.  Defaults Upon Senior Securities                                   6
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders               6
         ---------------------------------------------------

Item 5.  Other Information                                                 6
         -----------------

Item 6.  Exhibits and Reports on Form 8-K                                  6
         --------------------------------

PART I
Item 1.


                           BGI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                               ASSETS                                    September 30, 2001           December 31, 2001
                                                                                2001                       2000
                                                                             (Unaudited)                (Audited)

Current assets:
Cash                                                                  $               256,610    $               58,124
Accounts receivable - trade, net                                                       95,742                   117,505
Inventories                                                                            16,783                    86,453
Prepaid expenses                                                                            -                    14,099
                                                                                     ---------                 --------
         Total current assets                                                         369,135                   276,181
                                                                                      -------                   -------
Property and equipment, at cost - net                                               1,212,779                   684,340

Other assets:
Intangible assets - net                                                                39,753                    36,121
Deferred financing costs                                                                    -                    34,484
Deposits                                                                               18,218                    27,741
                                                                                       ------                    ------
         Total other assets                                                            57,971                    98,346


         Total assets                                                 $             1,639,885    $            1,058,867


                LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
Accounts payable - trade and accrued expenses                         $               405,615    $              403,352
Current maturities of long-term debt                                                   48,685                   200,482
Current maturities of capital lease obligations                                       271,286                   277,567
                                                                                      -------                   -------

         Total current liabilities                                                    725,586                   881,401

Long-term debt, less current maturities                                                61,126                    21,814
Capital lease obligations, less current maturities                                      4,124                   190,901
                                                                                        -----                   -------

         Total liabilities                                                            790,836                 1,094,116
                                                                                      =======                 =========

Stockholders' equity:
Preferred stock, nonvoting; $.001 par; 10,000,000
shares authorized; no shares issued and outstanding                                         -                         -
Common stock, $.001 par; 70,000,000 shares authorized;
9,685,165 and  9,141,142  issued and outstanding                                        9,685                     9,141
Additional paid-in capital                                                            979,659                   936,253
Retained earnings (deficit)                                                          (140,295)                 (980,643)
                                                                                     --------                  --------

         Total stockholders' equity (deficit)                                         849,049                  (35,249)

         Total liabilities and stockholders' equity                   $             1,639,885    $            1,058,867
                                                                      =======================    ======================


The accompanying notes are an integral part of these financial statements.

                           BGI, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                Three Months Ended                  Nine Months Ended
                                                           September 30,     September 30,     September 30,    September 30,
                                                               2001               2000              2001              2000
                                                               ----               ----              ----              ----
Revenue:
Machine rental                                      $      1,443,350  $                -     $   2,085,795  $               -
Phone card sales                                              19,071             560,193          452,991          2,108,699
Hall rental and concession income                              6,000              82,602          102,199            249,777
Machine sales                                                 13,500               4,995           36,000             40,976
Other revenue                                                    459               8,367            5,464             34,058
                                                                 ---               -----            -----             ------

         Total revenue                                     1,482,380             656,157        2,682,449          2,433,510
                                                           ---------             -------        ---------          ---------

Cost of revenue:
Phone cards                                                   96,644             243,359          392,258            830,215
Prizes paid                                                        -             187,040          113,360            701,405
Hall rental and concession expenses                            3,428              47,632           39,663            143,393
Machines sold                                                 12,225               3,875           39,350             27,705

         Total cost of revenue                               112,297             481,906          584,631          1,702,718
                                                             -------             -------          -------          ---------
         Gross margin                                      1,370,083             174,251        2,097,819            730,792

General and administrative expenses                          618,011             290,088        1,235,142            948,668

         Operating income (loss)                             752,072           (115,837)          862,677          (217,876)

Other income (expense):
Gain on sale of asset                                         33,489                   -           79,651                  -
Interest expense                                            (26,837)            (78,981)        (101,982)          (206,863)
                                                            -------             -------         --------           --------
         Income (loss) before federal income tax             758,724           (194,818)          840,346          (424,739)
Federal income tax                                                 -                   -                -                  -
         Net income (loss)                                   758,724           (194,818)          840,346          (424,739)

Retained earnings (deficit):
         Beginning                                         (899,018)           (550,522)        (980,643)          (320,601)
                                                           --------            --------         --------           --------
         Ending                                     $      (140,295)  $        (745,340) $      (140,295)  $       (745,340)
                                                    ===============   =================  ===============   ================

Basic income (loss) per common share:
         Income (loss) applicable to common
                  stockholder                      $           0.08  $           (0.02) $           0.09  $          (0.05)
                                                   ================  =================  ================  ================

Diluted income (loss) per common share:
         Income (loss) applicable to common
                  stockholder                      $           0.07  $           (0.02) $           0.08  $          (0.05)
                                                   ================  =================  ================  ================



The accompanying notes are an integral part of these financial statements.

                                            BGI, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                                     Nine Months  Ended
                                                                                                        September 30,
                                                                                                2001                    2000
                                                                                                ----                    ----
Operating activities:
Net income                                                                             $            840,346   $           (424,739)

Adjustments to reconcile net income to net cash income:
     Depreciation and amortization                                                                  231,052                 278,445
     Recovery from bad debts                                                                              -                  87,613
     Stock issued for services                                                                       43,951                  76,433
     Deferred financing cost                                                                         34,484                  39,398
     Gain on disposal of property                                                                  (79,651)                       -
Changes in current assets and liabilities:
    Accounts receivable                                                                              21,760                  38,874
    Inventories                                                                                      69,670                  45,775
    Prepaid expenses                                                                                 14,099                 (6,464)
    Deposits                                                                                          9,524                       -
    Accounts payable - trade and accrued expenses                                                     2,265                  20,126
                                                                                                      -----                  ------
Cash provided by operating activities                                                             1,187,500                 155,461
                                                                                                  ---------                 -------
Investing activities:
Purchase of property and equipment                                                                (733,515)                (57,757)
Increase (decrease) in other assets                                                                (16,975)                (25,807)
Proceeds from sale of equipment                                                                     112,000                   3,000
                                                                                                    -------                   -----
Cash provided (used) by investing activities                                                      (638,490)                (80,564)
                                                                                                  --------                 -------
Financing activities:
Payments on long-term debt                                                                        (157,466)                (73,884)
Payments on long-term leases                                                                      (193,058)                (98,281)
Proceeds from issuance of common stock                                                                    -                  65,000
                                                                                                                             ------
Cash provided (used) by financing activities                                                      (350,524)               (107,165)
                                                                                                  --------                --------
Net increase (decrease) in cash                                                                     198,486                (32,268)

Cash at beginning of period                                                                          58,124                  89,636
                                                                                                     ------                  ------
Cash at end of period                                                                  $            256,610   $              57,368
                                                                                       ====================   =====================

Supplemental disclosures of cash flow information:
Interest paid                                                                          $            101,982   $             206,863
Cash flow from non-cash transfer activities

     Purchases of fixed assets with long-term debt                                     $             44,982   $                   -




The accompanying notes are an integral part of these financial statements.

                           BGI, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:
The financial statements for the nine months ended September 30, 2001 and September 30, 2000 are unaudited. They have however, been prepared from the books and records of the Company in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods have been reflected. These financial statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB, which includes audited financial statements for the year ended December 31, 2000.

Reclassifications:
Certain prior period amounts have been reclassified to conform with this September 30, 2001 presentation.

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

NOTE 2 - EARNINGS PER SHARE

Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the periods ended September 30, 2001, diluted income or loss per common share is computed based on the weighted average number of common shares outstanding, after giving effect to the potential issuance of common stock on the exercise of options and warrants and the impact of assumed conversions. The following table provides a reconciliation between basic and diluted shares outstanding:

                                                            Three months ended                              Nine
                                                                                                           months
                                                                                                            ended
                                                         September 30,    September 30,       September 30,      September 30,
                                                              2001             2000               2001                2000
                                                              ----             ----               ----                ----
Weighted average number of common shares
     used in basic earnings per share              $        9,685,165  $       9,004,639   $      9,555,452  $         9,323,870

Effect of dilutive securities:
     Stock options                                            881,500                               881,500                    -
     Warrants                                                 475,000                               475,000                    -
                                                              -------                               -------
Weighted average number of common shares and
     dilutive potential common stock used in
     diluted earnings per share                    $       11,041,665  $       9,004,639   $     10,911,952  $         9,323,870
                                                   ==================  =================   ================  ==================

                           BGI, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE 3 - RELATED PARTY

During the quarter that ended September 30, 2001, Reid Funderburk, Chairman, CEO and Director, and/or other employees of BGI, Inc., assisted in the organization of and /or invested Charity Station locations.

The Company does not contract with or have any other direct relationship with any Charity Station location. However, subsequent to September 30, 2001, the Board of Directors voted effective December 31, 2001, in an effort to avoid any perceived conflicts of interest, any and all employees of the Company will no longer be allowed to assist in the organization of and/or invest in Charity Station locations.


Item 2
Management's Discussion and Analysis

BGI, Inc. and Subsidiaries (the Company) is including the following cautionary statement in this Quarterly Report 10-QSB to make applicable and utilize the safe harbor provision of the Private Securities Litigation Reform Act of 1995 regarding any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in such statements.

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

The third quarter of 2001 was significant for the Company as it achieved its goal of converting all available Lucky Strike Phone card machines into Charity Station promotional sweepstakes machines. In addition, the company acquired and deployed additional Charity Station machines in the State of Texas. The heart of the Charity Station promotional sweepstakes is the Las Vegas like video machine that administers the sweepstakes game. The machine is located in a facility with high foot traffic, and the video reels and the rhythmic sounds it emits attracts attention from passers-by. A contributor simply inserts a bill into the dollar bill acceptor of the Charity Station machine that becomes a donation to the non-profit organization that is sponsoring the sweepstakes. After the donation is made, the participant depresses a button on the machine to play the sweepstakes game.

The total number of Charity Station machines located in the State of Texas increased by 185 or 74% to 435 by the end of the period. The Company was also successful in diversifying its' revenue flows by supplying machines to 15 new locations, bringing the total to 24 in the State of Texas.

The positive results of the third quarter are due to the continued deployment of the Charity Station. The revenue and margins brought by the Charity Station far exceed those of the phone card machines. The Charity Station is proving to be quite successful and continuing the deployment of these machines will be the focus of the Company's efforts in the fourth quarter and beyond. Despite various local interpretations of the sweepstakes law in the 255 Texas counties, the Company believes it can place machines in approximately 190 counties. Currently the Company has machines operating in 9 counties. The Company is also exploring opportunities in other states where it believes sweepstakes law may allow the Charity Station machine to be operated.

Results of Operations

                      Three Months Ended September 30, 2001
             Compared with the Three Months Ended September 30, 2000

Total Revenue for the three months ended September 30, 2001 amounted to $1,482,380 compared to $656,157 for the three months ended September 30, 2000. The 125.9% increase was due to the installation of 185 new Charity Station machines and the conversion of the existing Lucky Strike phone card machines into Charity Station machines. Charity Station rental revenue accounted for $1,443,350 of the total revenue for the three months ended September 30, 2001 as compared to no Charity Station rental revenue during the comparable period of 2000.

Hall rental and concession income decreased from $82,602 for the period ending September 30, 2000 to $6,000 for the three months ending September 30, 2001. The Company no longer has any interest Bingo Hall locations.

Cost of Sales was $112,297 for three months ended September 30,2001 compared to $481,906 for three months ended September 30, 2000. This 76.7% decrease in cost of sales was due to the conversion of phone card machines to the new Charity Stations and the elimination of the cost associated with the actual phone cards.

Gross Margin for the three months ended September 30, 2001, was $1,370,083 as compared to $174,251 for the three months ended September 30, 2000. This can again be attributed to the conversion of the phone card machines and the elimination of the cost associated with the actual phone cards.

General and administrative expense was $618,011 for the three months ended September 30, 2001 compared to $290,288 for the three months ended September 30, 2000. The increase in terms of dollars spent was due to $158,000 for consultant fees for the development of a new business plan that included exploration of opportunities in other states and the addition of new employees.

As a percentage of revenue, general and administrative costs decrease by over 2.5% for the period ending September 30, 2001 as compared to the same period ending September 30, 2000. The Company fully intends to aggressively manage expenses in light of its growth in an effort to continually drive value and return.


                      Nine Months Ended September 30, 2001
             Compared with the Nine Months Ended September 30, 2000.

Total revenue for the nine months ended September 30, 2001, were $2,682,449 compared with $2,433,510 for the nine months ended September 30, 2000. This 10.2% increase is due to the success and the increased revenue from the Charity Station machines. Phone card revenues for the nine months ended September 30, 2001 decreased to $452,991 from $2,108,699 for the nine months ended September 30, 2000.

Cost of sales decreased from $1,702,718 for the nine months ended September 30, 2000 to $584,631 for the nine months ended September 30, 2001. Cost of sales decreased as a direct result of the lower number of phone card machines versus the increasing number of Charity Station which have lower cost of sales.

Gross margin was $2,097,819 for the nine months ended September 30, 2001 as compared to $730,792 for the nine months ended September 30, 2000. The 187.1% increase was due to the new Charity Station machines having very little cost associated with them as compared with the costs associated with the phone card machines.

General and administrative expenses for the nine months ended September 30, 2001, were $1,235,142 compared to $948,668 for the nine months ended September 30, 2000. The increase was due to efforts to support the continued deployment of machines as well as infrastructure to service the larger installed base of machines. Ensuring that general and administrative expenses are controlled will continue to be a priority as the company grows.

Liquidity

Current assets of $369,135 as of September 30, 2001, represented 50.9% of current liabilities of $725,586 as compared to current assets of $276,181 at December 31, 2000, which represented 31.3% of current liabilities of $881,401. The Company's cash position improved for the nine months ended September 30, 2001, due to an increase in net income. Inventory decreased due to decreasing phone card revenues and related costs.

As of September 30, 2001, the Company is current on all accounts payable, notes and leases.

PART II

Item 1.  Legal Proceedings.

                  None

Item 2. Changes in Securities.

                  None

Item 3. Defaults Upon Senior Securities.

                  None


Item 4. Submission of Matters to a Vote of Security Holders.

                  None

Item 5. Other Information.

 Thomas Murphy, President, resigned effective 7/31/2001. Robert Chappell, Secretary/Treasurer resigned effective May 31, 2001.

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

                                    BGI, INC.
                                Date: 11/14/01 By

                            S/S Reid Funderburk, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: 11/14/01
By      S/S  Reid Funderburk
        ----------------------
             Reid Funderburk, Chairman, President, C.E.O. & Director