Form 10QSB/A
period 2001-03-31
BGI INC
filed 2002-05-15
CIK 355590

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB/A

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

         (1) Yes    X     No ____                (2) Yes    X     No ____



 Indicated below is the number of shares outstanding of the registrant's common stock as of May 11, 2001:

           Class                               Number of Shares Outstanding

Common Stock, $.001 Par Value                           9,533,142

                                TABLE OF CONTENTS


                                                                       PAGE
                                                                      NUMBER


PART  I:


ITEM 1.  FINANCIAL STATEMENTS*                                           3


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                            9


PART II:


ITEM 1.  LEGAL PROCEEDINGS                                              10


ITEM 2.  CHANGES IN SECURITIES                                          10


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                10


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            10


ITEM 5.  OTHER INFORMATION                                              10


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               10


*This amended 10-Q is being filed as a result of the following: The audit of the Company's financial statements for the year ended December 31, 2001 produced several adjustments that affected the financial statements for the 2001 quarterly periods which has resulted in the Company restating the financial statements for the affected quarterly periods. See Note 1 of the Notes to Financial Statements.

PART  I

ITEM 1.  FINANCIAL STATEMENTS

                                                BGI, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                        (UNAUDITED)

                            ASSETS                                  MARCH 31,             DECEMBER 31,
                                                                      2001                    2000
                                                                   (Restated)
                                                                 ----------------     ----------------------
Current assets:
    Cash and cash equivalents                                 $           43,612         $           58,124

    Accounts receivable - trade,                                          96,461                    117,505
net
                                                                          39,588                     86,453
Inventories
    Prepaid                                                                8,367                     14,099
expenses
                                                                 ----------------     ----------------------
         Total current                                                   188,028                    276,181
assets
                                                             --- ----------------     ----------------------

Property and equipment, at cost -                                        613,921                    684,340
net
                                                                 ----------------     ----------------------

Other assets:
    Intangible assets -                                                        -                     36,121
net
    Deferred financing                                                    25,000                     34,484
costs
                                                                          22,691                     27,741
Deposits
                                                                 ----------------     ----------------------

         Total other                                                      47,691                     98,346
assets
                                                                 ----------------     ----------------------

         Total                                                $          849,640   $              1,058,867
assets
                                                                 ================     ======================

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable - trade and accrued                      $          343,442   $                403,352
expenses
    Current maturities of long-term                                      173,257                    200,482
debt
    Current maturities of lease                                          341,644                    277,567
obligations
                                                                 ----------------     ----------------------

          Total current                                                  858,343                    881,401
liabilities

Long-term debt, net of current                                            16,272                     21,814
maturities
Long-term portion of lease                                               133,303                    190,901
obligations
                                                                 ----------------     ----------------------

          Total                                                        1,007,918                  1,094,116
liabilities
                                                                 ----------------     ----------------------

Stockholders' equity:
Preferred stock, non-voting; $.001 par; 10,000,000
    shares authorized; no shares issued and outstanding                       -                          -
Common stock, $.001 par; 70,000,000 shares authorized;
    9,533,142 and 9,141,142 issued and outstanding                         9,533                      9,141

Additional paid-in capital                                               957,488                    936,253

Retained earnings (deficit)                                           (1,125,299)                  (980,643)
                                                                 ----------------     ----------------------

          Total stockholders' equity                                   (158,278)                   (35,249)
(deficit)
                                                                 ----------------     ----------------------

          Total liabilities and stockholders'                 $          849,640   $              1,058,867
equity
                                                                 ================     ======================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           BGI, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                           THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)

                                                            2001                     2000
                                                         (Restated)
                                                       ----------------      ---------------------

Revenue:
    Phone card and machine sales                         $     356,667         $          803,573
    Machine rental                                              46,856                          -
    Hall rental                                                 66,523                     83,084
    Other                                                          868                     11,437
                                                       ----------------      ---------------------


          Total revenue                                        470,914                    898,094
                                                       ----------------      ---------------------

Cost of revenue:
   Phone cards                                                 131,140                    233,834
   Machine depreciation                                         64,498                     71,369
   Prizes paid                                                 109,982                    247,958
   Hall rental                                                  36,062                     38,860
                                                       ----------------      ---------------------

          Total cost of revenue                                341,682                    592,021
                                                       ----------------      ---------------------

Gross margin                                                   129,232                    306,073

General and administrative expenses                            284,150                    294,526
                                                       ----------------      ---------------------

    Operating income (loss)                                  (154,918)                     11,547

Gain on sale of assets                                          41,569                          -
Interest expense                                              (31,307)                   (69,593)
                                                       ----------------      ---------------------

Net loss                                                     (144,656)                   (58,046)

Retained earnings:
         Beginning (deficit)                        $        (980,643)    $             (320,601)
                                                       ================      =====================

         Ending (deficit)                           $      (1,125,299)    $             (378,647)
                                                       ================      =====================

Basic and diluted loss per common share             $          ($0.02)    $                (0.01)
                                                       ================      =====================

Weighted average shares outstanding                          9,218,150                  8,805,863
                                                       ================      =====================




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           BGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)

                                                                            2001                       2000
                                                                         (Restated)
                                                                      ---------------            ----------------
Operating activities:
    Net loss                                                           $     (144,656)           $       (58,046)
Adjustments to reconcile net loss to net cash
    from operating activities:
        Depreciation and amortization                                         115,232                     92,485
        Provision for bad debts                                                14,095                   (58,571)
(recovery)
        Gain on the sale of fixed                                            (41,569)                          -
assets
        Common stock issued for services                                       21,627                     24,303
        Deferred financing cost charged to interest                             9,484                     16,051
    Changes in current assets and liabilities:
        Accounts receivable - trade                                            21,044                     40,295
        Inventories                                                            46,865                      1,408
        Prepaid expenses                                                        5,732                    (3,500)
        Accounts payable - trade and accrued expenses                        (59,909)                    (5,581)
                                                                      ----------------      ---------------------

Net cash provided from operating activities                                  (12,055)                     48,844
                                                                      ----------------      ---------------------

Investing activities:
Purchase of property and equipment                                           (11,976)                   (15,360)
Increase (decrease) in other assets                                             4,900                    (4,989)
Proceeds from sale of equipment                                                45,000                      3,000

Cash provided (used) by investing activities                                   37,924                   (17,349)
                                                                      ----------------      ---------------------

Financing activities:
Payments on long-term debt                                                   (19,607)                   (26,139)
Payments on long-term leases                                                 (20,774)                   (48,598)
Proceeds from issuance of common                                                    -                     65,000
stock
                                                                      ----------------      ---------------------

Cash provided (used) by  financing activities                                (40,381)                    (9,737)
                                                                      ----------------      ---------------------

Net increase (decrease) in cash and cash equivalents                         (14,512)                     21,758

Cash and cash equivalents at beginning of year                                 58,124                     89,636
                                                                      ----------------      ---------------------

Cash and cash equivalents at end of year                                     $ 43,612                   $111,394
                                                                      ================      =====================

Supplemental disclosures of cash flow information:
Interest paid                                                          $       31,305            $        69,593
                                                                      ================      =====================
Taxes paid                                                             $        2,288           $          5,169
                                                                      ================      =====================




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           BGI, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

NATURE OF BUSINESS AND BASIS OF PRESENTATION:

BGI, Inc. formerly Bingo & Gaming International, Inc. (Bingo) was formed in 1981and was dormant from 1984 to November 1994. In December 1994, the Company acquired Monitored Investment, Inc. and Affiliates (Monitored Investment, Inc., Red River Bingo, Inc., Tupelo Industries, Inc., and Meridian Enterprises, Inc., hereinafter referred to collectively as "Monitored"). Monitored's principal operations consist of developing, managing and operating charity bingo entertainment centers. Monitored is a commercial lessor of bingo facilities to charity lessees which utilize bingo events as a means of fund raising. The stockholders of Monitored became the controlling stockholders of Bingo in a "reverse acquisition", whereby each of the corporations comprising Monitored became wholly-owned subsidiaries of Bingo. As a result, the merger was accounted for as an "equity restructuring" of Bingo. On September 29, 1999, the shareholders of Bingo & Gaming International, Inc. voted to change its name to BGI, Inc.

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

The consolidated financial statements include the accounts of BGI, Inc. and its wholly-owned subsidiaries (the Company). All significant inter-company accounts and transactions have been eliminated in consolidation.

RESTATEMENT OF FINANCIAL STATEMENTS:

As a result of adjustments discovered during the audit of the Company's financial statements for the year ended December 31, 2001, the Company has restated the quarterly financial statements that were affected by audit adjustments. The adjustments related to the write-off of expenses previously capitalized in connection with an internet project that was later abandoned and the accrual of non-cash compensation expense in connection with a consulting agreement.

The affect of the restatement for the three months ended March 31, 2001, is as follows:

                                             Three Months Ended March 31, 2001
                                               As Reported            Restated
                                           -------------- ---------------------
Statement of Income Data:
    Total revenue                           $    470,914               470,914
    Total cost of revenue                        341,682               341,682
    Gross margin                                 129,232               129,232
    General and administrative expenses          235,182               284,150
    Operating loss                             (105,950)             (154,918)
    Net loss                                    (95,688)             (144,656)
    Basic and diluted loss per common share        (.01)                 (.02)

                                                    As of March 31, 2001
                                               As Reported            Restated
                                           -------------- ---------------------
Balance Sheet Data:
    Total current assets                   $     188,028               188,028
    Total other assets                            78,659                47,691
    Total liabilities                            989,918             1,007,918
    Total stockholder's deficit                (109,310)             (158,278)

                           BGI, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES-CONTINUED

GOING  CONCERN:
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. Numerous factors could affect the Company's operating results, including, but not limited to, general economic conditions, competition, and changing technologies. A change in any of these factors could have an adverse effect on the Company's consolidated financial position or results of operations. The Company had an operating loss for the year ended December 31, 2000. In addition, the Company's working capital position deteriorated due to a loss from operations. At March 31, 2001, current liabilities exceed current assets by $670,315, and the Company had a deficit retained earnings of $1,125,299.

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

INTANGIBLE  ASSETS:
Intangible assets include goodwill, the cost of a non-compete agreement, and development of internet site Goodwill is amortized over five years, the cost of the non-compete agreement is being amortized over two years.

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS.

RESTATEMENT OF HISTROICAL FINANCIAL STATEMENTS

See Note 1 of Notes to Financial Statements for a description of certain adjustments to previously issued quarterly financial statements.

                             RESULTS OF OPERATIONS

                          QUARTER ENDED MARCH 31, 2001
                   COMPARED WITH QUARTER ENDED MARCH 31, 2000

Total revenues for the quarter ended March 31, 2001, were $470,914 as compared to $898,094 for the prior quarter ended March 31, 2000. This 47.6% decrease was the result of declines in phone card and machine sales, increased competition in the Company's primary areas of operations and a decrease in the number of machines operating in bingo and other facilities. As previously noted in the Form 10KSB for the year ended December 31, 2000, the Company has converted over half of its 325 existing phone card machines to a new product called "Charity Station" and has placed these converted machines in various locations throughout the State of Texas.

Gross margin was $129,232 or 27.4% of total revenue for the quarter ended March 31, 2001 as compared to $306,073 or 34.1% of total revenue for the quarter ended March 31, 2000. The decline in gross margin was consistent with the decline in revenue. The decline in gross margin as a percentage of revenue resulted from revenue decreasing at a faster rate than the cost of hall rental and machine depreciation.

General and administrative expenses for the quarter ended March 31, 2001 was $284,150 compared to $294,526 for the quarter ended March 31, 2000. This 3.5% decrease was the result of continuing improvements in expense controls undertaken by management during the fiscal year 2000.

The 55.0% or $38,286 decrease in interest expense is a result of the decline in outstanding debt balances for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000.

As a result of the above, the Company incurred consolidated net losses for the quarter ended March 31, 2001 and 2000 of $144,656 and $58,046, respectively.

LIQUIDITY

Current assets of $188,028 represented 21.9% of current liabilities of $858,343 as of March 31, 2001, as compared to current assets of $276,181 representing 31.3% of current liabilities in the amount of $881,401 as of December 31, 2000. The Company had cash and cash equivalents of $43,612 as of March 31, 2001 compared to $58,124 as of December 31, 2000. The Company's decreased cash position during the first quarter of 2001 is primarily the result of decreases in the sale of phone cards, machines, and increased competition in the primary areas of operation.

Cash used in operating activities was $12,055 for the three months ended March 31, 2001 as compared to cash provided by operating activities of $48,844 in the 2000 quarter. The change is due to increased net loss in the first quarter of 2001 as well as a decrease in accounts payable and an accrued expense, which was partially offset by, decreased inventory balances as the Company reduced phone card inventory.

During the three months ended March 31, 2001, the Company had 37,924 of cash provided by investing activities primarily as a result of sale of equipment related to a bingo facility. This compares to cash used in investing activities of $17,349 in 2000 quarter, which was related to purchases of phone card machines.

The Company used $40,381 for financing activities during the three months ended march 31, 2001 related to the principal payments on various notes and equipment leases. This compares to cash used in financing activities of $9,737 in the 2000 quarter in which the payments on various notes and equipment leases were offset by $65,000 proceeds from the issuance of common stock.

PART  II  -  OTHER  INFORMATION

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

                       None

ITEM  5.  OTHER  INFORMATION.

                       None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)      Exhibits. None
(b) No reports on Form 8-K were filed during the quarter for which this report on Form 10-QSB is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:   May 14, 2002       By /s/ Reid Funderburk
                                -------------------
                                    Reid Funderburk
                                    Interim Chief Executive Officer


Date:     May 14, 2002      By:/s/ William Schwartz
                                --------------------
                                   William Schwartz, Chief Financial Officer