Form 10QSB/A
period 2001-06-30
BGI INC
filed 2002-05-15
CIK 355590

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

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

         (1)   Yes  X    No __                (2)   Yes  X    No ____



 Indicated below is the number of shares outstanding of the registrant's common stock as of August 1, 2001:

            Class                          Number of Shares Outstanding

Common Stock, $.001 Par Value                        9,685,165

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                         NUMBER


PART  I:


ITEM  1.  FINANCIAL  STATEMENTS*                                            3


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS                            9


PART  II:


ITEM  1.  LEGAL  PROCEEDINGS                                               11


ITEM  2.  CHANGES  IN  SECURITIES                                          11


ITEM  3.  DEFAULTS  UPON  SENIOR SECURITIES                                11


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS      11


ITEM  5.  OTHER  INFORMATION                                               11


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                            11


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

PART  I

ITEM 1.  FINANCIAL STATEMENTS

                           BGI, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                           ASSETS                            June 30, 2001         December 31, 2000
                                                                (Restated)
Current assets:

Cash                                                          $      149,490          $         58,124
Accounts receivable - trade, net                                     150,465                   117,505

Inventories                                                           12,970                    86,453
Prepaid expenses                                                       2,500                    14,099
                                                            -----------------     ---------------------

         Total current  assets                                       315,425                   276,181
                                                            -----------------     ---------------------

Property and equipment, at cost - net                                546,486                   684,340
                                                            -----------------     ---------------------

Other assets:

Intangible assets - net                                                  -                      36,121
Deferred financing costs                                                 -                      34,484
Deposits                                                              15,190                    27,741
                                                            -----------------     ---------------------

         Total other assets                                           15,190                    98,346
                                                            -----------------     ---------------------

         Total assets                                          $     877,101          $      1,058,867
                                                            =================     =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable - trade and accrued expenses                    $   245,452            $      403,352
Current maturities of long-term debt                                 165,171                   200,482
Current maturities of capital lease obligations                      338,993                   277,567
                                                            -----------------     ---------------------

         Total current                                               749,616                   881,401
liabilities

Long-term debt, less current maturities                               20,695                    21,814
Capital lease obligations, less current maturities                    70,782                   190,901
                                                            -----------------     ---------------------

         Total                                                       841,093                 1,094,116
liabilities
                                                            -----------------     ---------------------

Stockholders' equity:
Preferred stock, nonvoting; $.001 par; 10,000,000
shares authorized; no shares issued and  outstanding                       -                         -

Common stock, $.001 par; 70,000,000 shares authorized;
9,685,165 and  9,141,142  issued and outstanding                       9,685                     9,141

Additional paid-in capital                                           979,660                   936,253

Retained earnings (deficit)                                         (953,337)                 (980,643)
                                                            -----------------     ---------------------

         Total stockholders'equity                                    36,008                  (35,249)
                                                            -----------------     ---------------------

         Total liabilities and stockholders' equity           $      877,101         $      1,058,867
                                                            =================     =====================


   The accompanying notes are an integral part of these financial statements.

                          BGI, INC. , AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      Three Months Ended                Six Months Ended
                                                -------------------------------    ---------------------------
                                                     June 30,       June 30,        June 30,        June 30,
                                                       2001           2000            2001            2000
                                                    (Restated)                     (Restated)
                                                   -------------   ------------    -----------     -----------
Revenue:

Machine rental                                  $       599,726              -  $     646,645   $           -
Phone card sales                                         99,753        769,924        433,920       1,548,506
Hall rental and concession  income                       29,676         84,091         96,199         167,175
Machine sales                                                 -         10,990         22,500          35,981
Other revenue                                                 -         14,254            805          25,691
                                                   -------------   ------------    -----------     -----------
         Total revenue                                   729,155        879,259      1,200,069       1,777,353
                                                   -------------   ------------    -----------     -----------

Cost of revenue:

Phone cards                                              62,601        226,317        166,617         444,071
Machine depreciation                                     64,499         71,416        128,997         142,785
Prizes paid                                               3,378        266,407        113,360         514,365
Hall rental and concession expenses                         173         56,901     36,235              95,761
Machines sold                                                 -          7,750         27,125          23,830
                                                   -------------   ------------    -----------     -----------
         Total cost of revenue                          130,651        628,791        472,334       1,220,812
                                                   -------------   ------------    -----------     -----------
             Gross margin                               598,504        250,468        727,735         556,541


General and administrative expenses                     387,304        364,058        671,450         658,580
                                                   -------------   ------------    -----------     -----------
             Operating income (loss)                     211,200      (113,590)        56,285        (102,039)


Gain on sale of asset                                      4,602              -        46,165               -
Interest expense                                         (43,840)      (58,289)       (75,144)       (127,882)
                                                   -------------   ------------    -----------     -----------
        Income (loss) before federal income tax          171,962      (171,879)        27,306        (229,921)

Federal income  tax                                           -              -              -               -
                                                   -------------   ------------    -----------     -----------
             Net income (loss)                          171,962       (171,879)        27,306        (229,921)

Retained earnings (deficit):

Beginning                                            (1,125,299)      (378,643)      (980,643)       (320,601)
                                                   -------------   ------------    -----------     -----------

             Ending                             $     (953,337)    $  (550,522)  $   (953,337)   $   (550,522)
                                                   =============   ============    ===========     ===========

Basic income (loss) per common share:
         Income (loss) applicable to
                  common stockholder               $      0.02     $   (0.02)  $        0.00   $      (0.03)
                                                   =============   ============    ===========     ===========

Diluted income (loss) per common share:
         Income (loss) applicable to
                  common stockholder               $     0.02        (0.02)  $        0.00   $      (0.03)
                                                   =============   ============    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                           BGI, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Six Months Ended June 30,
                                                                         2001              2000
                                                                      (Restated)
                                                                   ----------------    ------------
Operating activities:
Net income                                                              $   27,306  $    (229,921)
(loss)
Adjustments to reconcile net income to net cash income:
    Depreciation and amortization                                          202,747         183,329
    Provision for bad  debts                                                14,095               -
    Recovery from bad  debts                                                      -        (62,114)

    Stock issued for services                                               43,951          74,099
    Deferred financing cost                                                 34,484          29,914
    Gain on disposal of property                                          (46,165)               -
Changes in current assets and liabilities:
    Accounts receivable                                                   (32,960)          46,464

    Inventories                                                             73,483          14,553
    Prepaid expenses                                                        11,599         (8,878)
    Accounts payable - trade and accrued expenses                        (157,900)          18,913
                                                                   ----------------    ------------

Cash provided by operating activities                                      170,640          66,359
                                                                   ----------------    ------------

Investing activities:
Purchase of property and equipment                                        (11,974)        (32,837)
Increase (decrease) in other assets                                        (5,100)        (13,348)
Proceeds from sale of equipment                                             62,000           3,000
                                                                   ----------------    ------------

Cash provided (used) by investing activities                                44,926        (43,185)
                                                                   ----------------    ------------

Financing activities:
Payments on long-term debt                                                (65,507)        (48,872)
Payments on long-term leases                                              (58,693)        (77,525)
Proceeds from issuance of common  stock                                         -          65,000
                                                                   ----------------    ------------

Cash provided (used) by financing activities                             (124,200)        (61,397)
                                                                   ----------------    ------------

Net increase (decrease) in cash                                             91,366        (38,223)

Cash at beginning of period                                                 58,124          89,636
                                                                   ----------------    ------------

Cash at end of period                                           $          149,490  $       51,413
                                                                   ================    ============

Supplemental disclosures of cash flow information:
Interest paid                                                   $           75,144  $      101,801
                                                                   ================    ============

Cash flow from non-cash transfer activities
   Purchases of fixed assets                                    $         (14,982)  $            -
   Proceeds from long term debt                                             14,982               -

                                                                   ----------------    ------------
                                                                $                -  $            -
                                                                   ================    ============


   The accompanying notes are an integral part of these financial statements.

                           BGI, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:
The financial statements for the six months ended June 30, 2001 and June 30, 2000, are unaudited. They have, however, been prepared from the books and records of the Company in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods have been reflected. These financial statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB, which includes audited financial statements for the year ended December 31, 2000.

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

The affect of the restatement for the three months ended June 30, 2001, is as follows:

                                                Three Months Ended June 30, 2001
                                                  As Reported         Restated
                                                ---------------      -----------
Statement of Income Data
    Total revenue                               $   729,155            729,155
    Total cost of revenue                           130,651            130,651
    Gross margin                                    598,504            598,504
    General and administrative expenses             381,953            387,304
    Operating income                                216,551            211,200
    Net income                                      177,313            171,962
    Basic income per common share                       .02                .02
    Diluted income per common share                     .02                .02

The affect of the restatement for the six months ended June 30, 2001, is as follows:

                                                  Six Months Ended June 30, 2001
                                                  As Reported         Restated
                                                 -------------       -----------
Statement of Income Data:
    Total revenue                               $   1,200,069         1,200,069
    Total cost of revenue                             472,334           472,334
    Gross margin                                      727,735           727,735
    General and administrative expenses               617,131           671,450
    Operating income                                  110,604            56,285
    Net income                                         81,625            27,306
    Basic income per common share                         .01               .00
    Diluted income per common share                       .01               .00

                           BGI, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001

                                                         As of June 30, 2001
                                                   As Reported         Restated
                                                   -----------         ---------
Balance Sheet Data:                             $
    Total current assets                             315,425            315,425
    Total other assets                                51,509             15,190
    Total liabilities                                823,093            841,093
    Total stockholder's equity                        90,327             36,008

GOING CONCERN:
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Numerous factors could affect the Company's operating results, including, but not limited to, general economic conditions, competition, and changing technologies. Any significant adverse change in any of these factors could have an adverse effect on the Company's consolidated financial position or results of operations. Further, the Company had losses for the year ended December 31, 2000, and its working capital position deteriorated. At June 30, 2001, current liabilities exceeded current assets by $434,191.

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

                                                   Three Months Ended June 30,          Six Months Ended June 30,
                                                     2001               2000              2001              2000
                                                    ------             -----             -----             -----
Weighted average number of common shares
used  in basic earnings per share                9,574,158           8,981,549         9,486,700         9,073,983

Effect of dilutive securities:
     Stock  Options                                161,519             -                 186,195           -

Warrants                                                -                   -                 -                 -
                                                ----------------    --------------    --------------    -------------

Weighted average number of common shares
and dilutive potential common stock used in
diluted earnings per share                       9,735,677           8,981,549         9,672,895         9,073,983
                                                ================    ==============    ==============    =============

                           BGI, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001

NOTE 2 - EARNINGS PER SHARE-CONTINUED

843,000 and 917,500 options and warrants were excluded from weighted average shares outstanding for the six months ended June 30, 2001 and 2000, respectively, because they are anti-dilutive.

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

RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS

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

General and administrative expense for the three months ended June 30, 2001 was $387,304 as compared to $364,058 for the three months ended June 30, 2000. The 6.4% increase was due to write-offs of obsolete inventory of maintenance supplies.

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

General and administrative expenses for the six months ended June 30, 2001, were $671,450 compared to $658,580 for the six months ended June 30, 2000. The increase was due to write-offs of obsolete inventory of maintenance supplies.

LIQUIDITY

Current assets of $315,425 as of June 30, 2001, represented 42.1% of current liabilities of $749,616 as compared to current assets of $276,181 at December 31, 2000, which represented 31.3% of current liabilities of $881,401. The Company had cash and cash equivalents of $149,490 as of June 30, 2001 compared to $58,124 as of December 31, 2000.

Cash provided by operating activities was $170,640 for the six months ended June 30, 2001 as compared to cash provided by operating activities of $66,359 in the 2000 period. The change is due to net income in the six months ended June 30, 2001 of 27,306 as compared to a net loss of 229,921 in the 2000 period.

During the six months ended June 30, 2001, the Company had $44,926 of cash provided by investing activities primarily as a result of sale of equipment related to bingo facilities. This compares to cash used in investing activities of $43,185 in 2000 period, which was related to purchases of phone card machines.

The Company used $124,200 for financing activities during the six months ended June 30, 2001 related to the principal payments on various notes and equipment leases. This compares to cash used in financing activities of $61,397 in the 2000 period in which the payments on various notes and equipment leases were offset by $65,000 proceeds from the issuance of common stock.

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




Date: May 14, 2002          By      /s/ Reid Funderburk
                                    -------------------
                                        Reid Funderburk
                                        Interim Chief Executive Officer


Date: May 14, 2002          By:    /s/ William Schwartz
                                   ---------------------
                                       William Schwartz, Chief Financial Officer