Form 10QSB/A
period 2001-09-30
BGI INC
filed 2002-05-15
CIK 355590

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

         (1)   Yes  X    No ____                (2)   Yes  X    No ___




Indicated below is the quantity of shares outstanding as of September 30, 2001 of the registrants common stock at

               Class                       Number of shares outstanding
   Common stock, $.001 par value                     9,685,165

                                TABLE OF CONTENTS


                                                                    Page
                                                                   Number
                                                                -------------

Part I:

Item 1.  Financial Statements*                                       3

Item 2.  Management's Discussion and Analysis                        9

Part II:

Item 1.  Legal Proceedings                                           11

Item 2.  Changes in Securities and Use of Proceeds                   11

Item 3.  Defaults Upon Senior Securities                             11

Item 4.  Submission of Matters to a Vote of Security Holders         11

Item 5.  Other Information                                           11

Item 6.  Exhibits and Reports on Form 8-K                            11


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

PART  I

ITEM 1.  FINANCIAL STATEMENTS


                           BGI, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                            ASSETS                                    September 30, 2001         December 31, 2000
                                                                          (Restated)
                                                                    =======================    =======================
Current assets:
Cash                                                             $                 256,610  $                  58,124
Accounts receivable - trade, net                                                    95,742                    117,505
Inventories                                                                         16,783                     86,453
Prepaid expenses                                                                         -                     14,099
                                                                    -----------------------    -----------------------

         Total current assets                                                      369,135                    276,181
                                                                    -----------------------    -----------------------

Property and equipment, at cost - net                                            1,212,779                    684,340
                                                                    -----------------------    -----------------------

Other assets:
Intangible assets - net                                                                  -                     36,121
Deferred financing costs                                                                 -                     34,484
Deposits                                                                             4,118                     27,741
                                                                    -----------------------    -----------------------

         Total other assets                                                          4,118                     98,346
                                                                    -----------------------    -----------------------

         Total assets                                            $               1,586,032  $               1,058,867
                                                                    =======================    =======================

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable - trade and accrued expenses                            $         453,003  $                 403,352
Current maturities of long-term debt                                                48,685                    200,482
Current maturities of capital lease obligations                                    271,286                    277,567
                                                                    -----------------------    -----------------------

         Total current  liabilities                                                772,974                    881,401

Long-term debt, less current maturities                                             61,126                     21,814
Capital lease obligations, less current maturities                                   4,124                    190,901
                                                                    -----------------------    -----------------------

         Total liabilities                                                         838,224                  1,094,116
                                                                    -----------------------    -----------------------

Stockholders' equity:
Preferred stock, nonvoting; $.001 par; 10,000,000
shares authorized; no shares issued and outstanding                                      -                          -

Common stock, $.001 par; 70,000,000 shares authorized;
9,685,165 and  9,141,142  issued and outstanding                                     9,685                      9,141

Additional paid-in capital                                                       1,068,622                    936,253

Retained earnings (deficit)                                                       (330,499)                  (980,643)
                                                                    -----------------------    -----------------------

         Total stockholders' equity (deficit)                                      747,808                   (35,249)
                                                                    -----------------------    -----------------------

         Total liabilities and stockholders' equity              $               1,586,032  $               1,058,867
                                                                    =======================    =======================

   The accompanying notes are an integral part of these financial statements.

                           BGI, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         Three Months Ended                           Nine Months Ended
                                               ----------------------------------------    ----------------------------------------
                                                 September 30,         September 30,         September 30,         September 30,
                                                     2001                  2000                  2001                  2000
                                                  (Restated)                                  (Restated)
                                               ------------------    ------------------    ------------------    ------------------
Revenue:
Machine                                     $          1,443,350  $                  -  $          2,085,795  $                  -
Phone card                                                19,071               560,193               452,991             2,108,699
Hall rental and concession income                          6,000                82,602               102,199               249,777
Machine sales                                             13,500                 4,995                36,000                40,976
Other revenue                                                459                 8,367                 5,464                34,058
                                               ------------------    ------------------    ------------------    ------------------

         Total revenue                                 1,482,380               656,157             2,682,449             2,433,510
                                               ------------------    ------------------    ------------------    ------------------

Cost of revenue:

Phone cards                                               42,915               171,730               209,531               615,801
Machine Depreciation                                      53,729                71,629               182,726               214,414
Prizes  paid                                                   -               187,040               113,360               701,405
Hall rental and concession expenses                        3,428                47,632                39,663               143,393
Machines sold                                             12,225                 3,875                39,350                27,705
                                               ------------------    ------------------    ------------------    ------------------

         Total cost of revenue                           112,297               481,906               584,630             1,702,718
                                               ------------------    ------------------    ------------------    ------------------
         Gross margin                                  1,370,083               174,251             2,097,819               730,792


General and administrative expenses                      720,408               290,088             1,391,856               948,668
                                               ------------------    ------------------    ------------------    ------------------

         Operating income (loss)                         649,675              (115,837)              705,963              (217,876)

Other income (expense):
Gain on sale of  asset                                         -                     -                46,163                     -

Interest expense                                         (26,837)              (78,981)             (101,982)            (206,863)
                                               ------------------    ------------------    ------------------    ------------------
   Income (loss) before federal income tax               622,838              (194,818)              650,144             (424,739)

Federal income tax                                             -                     -                     -                     -

         Net income (loss)                               622,838             (194,818)               650,144             (424,739)

Retained earnings (deficit):

Beginning                                               (953,337)             (550,522)             (980,643)             (320,601)
                                               ------------------    ------------------    ------------------    ------------------
Ending                                       $          (330,499)  $          (745,340)  $          (330,499)  $          (745,340)
                                               ==================    ==================    ==================    ==================

Basic income (loss) per common share:
  Income (loss) applicable to common
   stockholder                                   $          0.06  $             (0.02)  $               0.07  $             (0.05)
                                               ==================    ==================    ==================    ==================

Diluted income (loss) per common share:
   Income (loss) applicable to common
                                            $               0.06  $             (0.02)  $               0.07  $             (0.05)
stockholder
                                               ==================    ==================    ==================    ==================

   The accompanying notes are an integral part of these financial statements.

                                                BGI, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Nine months Ended September 30,
                                                               ---------------------------------------
                                                                       2001
                                                                    (Restated)                2000
                                                               ------------------     ----------------
Operating activities:
Net income (loss)                                                 $      650,144   $        (424,739)

Adjustments to reconcile net income to net cash income:
     Depreciation and amortization                                       264,031              278,445

     Recovery from bad debts                                              14,095               87,613

     Stock issued for services                                           132,913               76,433

     Deferred financing cost                                              34,484               39,398

     Gain on disposal of property                                        (46,262)                    -

Changes in current assets and liabilities:
    Accounts receivable                                                   21,760               38,874

                                                                          69,670               45,775
Inventories
    Prepaid expenses                                                      14,099              (6,464)

    Accounts payable - trade and accrued expenses                         49,651               20,126
                                                               ------------------     ----------------

Cash provided by operating  activities                                 1,204,585              155,461
                                                               ------------------     ----------------

Investing activities:
Purchase of property and  equipment                                     (726,064)             (57,757)

Increase (decrease) in other assets                                        1,973             (25,807)

Proceeds from sale of equipment                                           82,612                3,000
                                                               ------------------     ----------------

Cash provided (used) by investing activities                            (641,479)             (80,564)
                                                               ------------------     ----------------

Financing activities:
Payments on long-term debt                                              (171,562)             (73,884)

Payments on long-term leases                                            (193,058)             (98,281)

Proceeds from issuance of common stock                                         -               65,000
                                                               ------------------     ----------------

Cash provided (used) by financing activities                            (364,620)            (107,165)
                                                               ------------------     ----------------

Net increase (decrease) in cash                                          198,486             (32,268)


Cash at beginning of period                                               58,124               89,636
                                                               ------------------     ----------------

Cash at end of period                                       $            256,610   $           57,368
                                                               ==================     ================

Supplemental disclosures of cash flow information:
Interest paid                                                   $        101,982   $          206,863
                                                               ==================     ================

Cash flow from non-cash transfer activities

     Purchases of fixed assets with long-term debt              $         44,982   $                -
                                                               ==================     ================


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

RESTATEMENT OF FINANCIAL STATEMENTS:
As a result of adjustments discovered during the audit of the Company's financial statements for the year ended December 31, 2001, the Company has restated the quarterly financial statements that were affected by audit adjustments. The adjustments related to the write-off of expenses previously capitalized in connection with an internet project that was later abandoned, the accrual of non-cash compensation expense in connection with a consulting agreement, the recognition of non-cash compensation expense for warrants issued in connection with a management agreement, and the reclassification of a gain on sale of assets to deferred revenue.

The affect of the restatement for the three months ended September 30, 2001, is as follows:

                                           Three Months Ended September 30, 2001
                                              As Reported          Restated
                                           ---------------      ----------------
Statement of Income Data:
    Total revenue                         $    1,482,380          1,482,380
    Total cost of revenue                        112,297            112,297
    Gross margin                               1,370,083          1,370,083
    General and administrative expenses          618,011            720,408
    Operating income                             752,072            649,675
    Gain on sale of asset                         33,489                  -
    Net income                                   758,724            622,838
    Basic income per common share                    .08                .06
    Diluted income per common share                  .07                .06

The affect of the restatement for the nine months ended September 30, 2001, is as follows:

                                            Nine Months Ended September 30, 2001
                                             As Reported              Restated
                                           ----------------        -------------
Statement of Income Data:
    Total revenue                         $   2,682,449               2,682,449
    Total cost of revenue                       584,630                 584,630
    Gross margin                              2,097,819               2,097,819
    General and administrative expenses       1,235,142               1,391,856
    Operating income                            862,677                 705,963
    Gain on sale of asset                        79,652                  46,463
    Net income                                  840,346                 650,144
    Basic income per common share                   .09                     .07
    Diluted income per common share                 .08                     .07

                           BGI, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

                                                    As of September 30, 2001
                                               As Reported           Restated
                                              --------------       ------------
Balance Sheet Data:                         $
    Total current assets                        369,135               369,135
    Total other assets                           57,971                 4,118
    Total liabilities                           790,836               838,224
    Total stockholder's equity                  849,049               747,808

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

                                                    Three months ended                       Nine months ended
                                              September 30,       September 30,       September 30,        September 30,
                                                  2001                2000                 2001                2000
                                           -----------------    ----------------    -----------------    ----------------
Weighted average number of common shares
used in basic earnings per share                  9,685,165           9,004,639            9,555,452           9,323,870

Effect of dilutive securities:
     Stock  options                                 590,264                   -              360,550                   -

Warrants                                             79,400                   -               16,472                   -
                                           -----------------    ----------------    -----------------    ----------------

Weighted average number of common shares and dilutive potential common stock used in diluted earnings per
share                                            10,354,829           9,004,639            9,932,474           9,323,870
                                           =================    ================    =================    ================


There were 497,000 and 806,000 options and warrants excluded from weighted average shares outstanding for the three months ended September 30, 2001 and 2000, respectively, because they are anti-dilutive.

There were 1,017,000 and 806,000 options and warrants excluded from weighted average shares outstanding for the nine months ended September 30, 2001 and 2000, respectively, because they are anti-dilutive.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Cost of Sales was $112,297 for three months ended September 30,2001 compared to $481,906 for three months ended September 30, 2000. This 76.7% decrease in cost of sales was due to the conversion of phone card machines to the new Charity Stations and the elimination of the cost associated with the phone cards.

Gross Margin for the three months ended September 30, 2001, was $1,370,083 as compared to $174,251 for the three months ended September 30, 2000. This can again be attributed to the conversion of the phone card machines and the elimination of the cost associated with the actual phone cards.

General and administrative expense was $720,408 for the three months ended September 30, 2001 compared to $290,288 for the three months ended September 30, 2000. The increase was primarily due to consultant fees for the development of a new business plan that included exploration of opportunities in other states and the addition of new employees.

                      Nine Months Ended September 30, 2001
             Compared with the Nine Months Ended September 30, 2000.

Total revenue for the nine months ended September 30, 2001, were $2,682,449 compared with $2,433,510 for the nine months ended September 30, 2000. This 10.2% increase is due to the increased revenue from the Charity Station machines. Phone card revenues for the nine months ended September 30, 2001 decreased to $452,991 from $2,108,699 for the nine months ended September 30, 2000.

Cost of sales decreased from $1,702,718 for the nine months ended September 30, 2000 to $584,630 for the nine months ended September 30, 2001. Cost of sales decreased as a direct result of the lower number of phone card machines versus the increasing number of Charity Station which have lower cost of sales.

Gross margin was $2,097,819 for the nine months ended September 30, 2001 as compared to $730,792 for the nine months ended September 30, 2000. The 187.1% increase was due to the new Charity Station machines having very little cost associated with them as compared with the costs associated with the phone card machines.

General and administrative expenses for the nine months ended September 30, 2001, were $1,391,856 compared to $948,668 for the nine months ended September 30, 2000. The increase was due to efforts to support the continued deployment of machines as well as infrastructure to service the larger installed base of machines.

LIQUIDITY

Current assets of $369,135 as of September 30, 2001, represented 47.8% of current liabilities of $772,974 as compared to current assets of $276,181 at December 31, 2000, which represented 31.3% of current liabilities of $881,401. The Company's cash position improved for the nine months ended September 30, 2001, due to an increase in net income.

Cash provided by operating activities was $1,204,585 for the nine months ended September 30, 2001 as compared to cash provided by operating activities of $155,461 in the 2000 period. The change is due to net income in the nine months ended September 30, 2001 of 650,144 as compared to a net loss of 424,739 in the 2000 period.

During the nine months ended September 30, 2001, the Company had $641,479 of cash used investing activities as the purchase of Charity Station machines was partially offset by the sale of equipment related to bingo facilities. This compares to cash used in investing activities of $80,564 in 2000 period, which was related to purchases of phone card machines.

The Company used $364,620 for financing activities during the nine months ended June 30, 2001 related to the principal payments on various notes and equipment leases. This compares to cash used in financing activities of $80,654 in the 2000 period in which the payments on various notes and equipment leases were offset by $65,000 proceeds from the issuance of common stock.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

                  None as of September 30, 2001.

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




Date: May 14, 2002          By      /s/ Reid Funderburk
                                    -------------------
                                        Reid Funderburk
                                        Interim Chief Executive Officer


Date: May 14, 2002          By     /s/ William Schwartz
                                   --------------------
                                       William Schwartz, Chief Financial Officer