Form 10KSB
period 2001-12-31
BGI INC
filed 2002-05-15
CIK 355590

U.S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]      ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

         For the transition period from _________________ to __________________

                           Commission File No. 0-10519

                                    BGI, INC.
                 (Name of Small Business Issuer in its Charter)

                OKLAHOMA                             73-1092118
        (State or Other Jurisdiction of      (I.R.S. Employer I.D. No.)
         incorporation or organization)

                  13581 Pond Springs Rd.  Suite 105
                            Austin, Texas                78729
             (Address of Principal Executive Offices)  (Zip Code)

                                 (512) 335-0065
                (Issuer's Telephone Number, Including Area Code)


Securities Registered under Section 12(b) of the Exchange Act: None.

Securities Registered under Section 12(g) of the Exchange Act: Common Stock.

                Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         (1)   Yes  X    No                 (2)   Yes  X    No

                Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent calendar year: December 31, 2001

                                     $5,309,157

As of April 15, 2002, the market value of stock held by non-affiliates was $1,860,491, based on approximately 7,441,965 shares of common stock of the issuer held by non-affiliates.


As of May 9, 2002, there were 9,775,165 shares of the issuer's common stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


              Transitional Small Business Issuer Format Yes No X__

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                  Number
Item   1.  Description of Business                                                                  1

Item   2.  Description of Property                                                                  5

Item   3.  Legal Proceedings                                                                        5

Item   4.  Submission of Matters to a Vote of Security Holders                                      6

Item   5.  Market for Common Equity and Related Stockholder Matters                                 7

Item   6.  Management's Discussion and Analysis                                                     7

Item   7.  Financial Statements                                                                    10

Item   8.  Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                                                32

Item   9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
               With Section 16(a) of the Exchange Act                                              33

Item 10.  Executive Compensation                                                                   34

Item 11.  Security Ownership of Certain Beneficial Owners and Management                           35

Item 12.  Certain Relationships and Related Transactions                                           36

Item 13.  Exhibits and Reports on Form 8-K                                                         36

                                     PART I

Item 1. Description of Business.

General

BGI, Inc. is in the business of leasing equipment and providing services to charities for use in their fund raising activities. The Company's primary product - the Charity Station sweepstakes machine - uses a sweepstakes game as an incentive to help charity organizations raise funds. The Company's products are placed by the Company's charity customers in non-profit venues, social clubs and other non-casino venues.

BGI introduced the Charity Station sweepstakes machine to the charity community in 2001. The Charity Station is a promotional sweepstakes machine that accepts cash donations. Charities place the machines in the location of their choice. The contributor makes a charitable donation by inserting the donation into the bill acceptor on the machine for which the contributor receives a sweepstakes entry. The contributor then presses a button to play the sweepstakes. If the symbols line up in the correct pattern the contributor wins a sweepstakes prize that can be as high as $4,000. As with any sweepstakes game, a free-play option is offered. The contributor can mail in a form to obtain a sweepstakes entry, or in some locations, free plays are dispensed on site. This program is similar to sweepstakes used successfully in the promotion of various products for many years. The Company is paid a percentage of revenue by the charities that use the machines for providing and maintaining the machines, administering the sweepstakes and training the charities on running the fundraising program.

As of December 31, 2001 the Company had approximately 600 Charity Station machines leased to charities in approximately 30 locations, primarily in the State of Texas. As of April 15, 2002, the Company had approximately 175 Charity Station machines leased to charities in seven locations in Texas. The Company's Charity Station activities have recently been the subject of regulatory action by certain regulatory agencies in the State of Texas. See Item 3 - Legal Proceedings.

The Company also sells long distance phone cards with a sweepstakes incentive and leases facilities and equipment to charity bingo operations.

BGI, Inc., was formed in 1981 and was dormant from 1984 through November 1994. Thereafter, in December 1994 the Company commenced operations by managing charity bingo locations. In 1996, the Company expanded its operations by beginning to rent and distribute machines that sold a long distance phone card with a sweepstakes incentive. In 2001, the Company developed the Charity Station sweepstakes-based fundraising program and since that time has focused primarily on leasing equipment and providing services relating to that program. The Company was incorporated under the laws of Oklahoma. Unless the context otherwise requires, the terms "Company," "BGI," "we," "us" and "our" refer to BGI, Inc., and it's subsidiaries Prepaid Plus, Inc., Meridian Enterprises, Inc., Tupelo Industries, Inc., Red River Bingo, Inc., and Monitored Investments, Inc. The Company's offices are located at 13581 Pond Springs Road, Suite 105, Austin, Texas 78729, and the phone number is 512-335-0065.

Government regulation; Alleged illegality of Company activities

The Company's activities are subject to various laws and regulations regarding the manner in which its business can be transacted. The Company believes that its activities should be governed by the laws regulating sweepstakes rather than laws governing gaming, gambling or lotteries. However, as a result of the unique nature of its Charity Station program and the fact that the Charity Station activities are relatively new, there is uncertainty among Texas regulators as to which laws regulate the Company's business activities. This uncertainty appears to be caused by several factors including: (1) the fact that a sweepstakes is by definition a game of chance, although without the element of consideration; (2) the Company's charity fundraising program is one of the first to use a video machine to conduct a sweepstakes; and (3) the Company's Charity Station machines somewhat resemble an "8-liner" which is a gambling device that is subject to various regulations in the State of Texas. Although the Company believes it has legal grounds to conclude that its activities are in compliance with Texas law and is seeking judicial verification of such conclusions, the outcome is uncertain and in certain jurisdictions certain regulators have claimed that the Company's activities are subject to, and in violation of, certain criminal statutes regarding gambling, gambling devices and lotteries.

8-Liner Law

8-Liners are video machines that require money to be inserted by the customer in order for bets to be placed. Operation of 8-liner devices in Texas is governed by a law commonly referred to as the "Fuzzy Animal Act" which was designed to legalize video arcades which give tickets for prize redemption and crane games that are commonly seen in restaurants and grocery stores and award a winner with a stuffed animal. The law also had the effect of legalizing 8-liners if they are operated pursuant to the code. The law limits the payout for users of the 8-liners to not more than 10 times the amount charged to play the game or device once, or $5, whichever is less.

The Company does not believe it is regulated by the Fuzzy Animal Act since the Company's fundraising programs are bona fide promotional sweepstakes where there is no requirement to pay for play. However, since the Company's machine physically resembles an 8-liner in that the sweepstakes also uses a tic-tac-toe format to determine sweepstakes winners, regulatory authorities many times do not distinguish the difference between the Company's sweepstakes and the illegal operation of an 8-liner.

Sweepstakes Law

Conducting a bona-fide promotional sweepstakes in the State of Texas is legal. A sweepstakes does not constitute illegal gambling or a lottery because they select a winner by chance. The essence of a sweepstakes is to give away something of value using some sort of random selection process in order to sell more products or services and secure additional profits or patronage. The crucial element that must be present in all sweepstakes to avoid criminal penalties is the free play option; a person must be given the alternative to play the game without spending his or her money on the contribution, product or service. The Company believes that its activities comply with Texas sweepstakes laws.

Gambling - Texas Penal Code

The Texas Penal code makes the operation of a "lottery" or a "gambling device" a crime. A lottery is defined as "any scheme or procedure whereby one or more prizes are distributed by chance among persons who have paid or promised consideration for a chance to win anything of value". A gambling device is defined as "any electronic, electromechanical, or mechanical contrivance ....
that for consideration affords a player an opportunity to obtain anything of value. The award of which is determined solely or partially by chance
.....whether or not the prize is automatically paid by the contrivance". The required payment of consideration is an essential element in both a "lottery" and a "gambling device".

The Company believes it's fundraising program is not a lottery and its machines are not gambling devices because, among other reasons, like any other sweepstakes, consideration is not required to play. Each machine has a pad of forms on the side that can be submitted with a self-addressed, stamped envelope to obtain free plays. The free play aspect is highlighted on all signage, in the sweepstakes rules and on the machine itself, all in large type, so that every contributor is aware of the free play alternative.

Since the Company can't predict the outcome of litigation, there can be no assurance that the Company will prevail in its pending litigation with various Texas regulatory authorities, or any other litigation that may occur. If the Company's fund raising programs are ultimately determined to be gambling, the loss of this business, the possible forfeiture of cash and other assets, and the possible civil and/or criminal penalties would have a material adverse effect on the Company's business.

Risk Factors

The Company operates in a changing and highly regulated environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect its operations. The following highlights some of the factors that have affected, and in the future could affect, the Company's operations.

The Company is subject to various regulatory actions by certain Texas State regulators that has adversely affected the Company's operations: As noted above, the Company's charity sweepstakes operations in the State of Texas are subject to various laws and regulations regarding the manner in which business can be transacted. Certain Texas regulators have in the past year taken enforcement action against the Company claiming that the Company's charitable sweepstakes machines are illegal gambling devices. These regulators have seized a substantial number of the Company's Charity Station sweepstakes machines from the locations in which they were being operated as well as the cash contained in the machines. A significant amount of the Company's available cash has also been seized by the regulators from the Company's bank accounts located in Texas.

The Company believes that its Charity Station sweepstakes machines are bona fide promotional sweepstakes and that its operations do not violate the various state gaming laws that the Texas regulators have alleged the Company has violated. However, although the Company intends to defend itself with respect to the regulatory matters, the outcome of any litigation is uncertain. There can be no assurance that the Company will be successful in its efforts to recover its seized machines and funds or that it will not be subject to civil and/ or criminal fines or penalties. If the Company is unable to successfully defend itself against the claims brought against it by the Texas regulators it could be forced to cease its operations.

The Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern in their audit report for the financial statements for the year ended December 31, 2001:The Company's auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2001. The paragraph states that the seizure of the Company's equipment and the related litigation have caused a substantial increase in legal expense and a substantial decrease in revenue. Additionally, substantially all of the Company's cash was seized in January 2002. If the Company is financially unable to defend itself or does not prevail in the litigation brought against it, it could be forced to cease operations. These factors, and others described in Note 1 and Note 7 of the Notes to the Consolidated Financial Statements, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company has incurred significant historical losses and expects to continue to incur losses in the future: The Company has incurred losses of approximately $1,201,000 and $660,000 during the years ended December 31, 2001 and 2000, respectively. The Company had a retained deficit of approximately $2,182,000 at

December 31, 2001. If the Company does not achieve significantly increased revenues, which are substantially dependent upon the Company achieving a favorable outcome of certain regulatory action commenced against the Company, losses will increase. There can be no assurance that the Company will be able to achieve profitable operations in the future.

Competition could erode revenues and profit margin: The Company competes with other vendors of sweepstakes machines and other charity fundraising programs. The Company competes primarily on the amount of funds raised by charity customers in comparison to products offered by other vendors. While the price charged for the program is a factor that affects profit, the Company believes a more important factor is the appeal of our program to the end user, the contributor. The Company also competes with other vendors on the quality of service it provides such as maintenance and support.

The current legal and regulatory uncertainties may deter other vendors from entering the charity sweepstakes market. As the legal and regulatory uncertainties are resolved, increased competition could result in negative pressure on revenues, profit margins and potential sales opportunities.

Dependence on a few customers: For 2001, two charities accounted for approximately 36.4% of Charity Station revenue and 60.8% percent of the December 31, 2001, accounts receivable balance. While we believe that our relationship with all our charity customers is good, the loss of either of these charities would have a material adverse affect on our financial condition and results of operations.

In addition, the concentration of these customers in Texas presents the additional risk that local economic changes may adversely affect the customers, and therefore, the Company's business more suddenly and disproportionately to national trends.

Significant number of outstanding options and warrants could dilute existing stockholders and could adversely affect earnings per share: As of December 31, 2001, there were options and warrants outstanding to purchase 1,852,200 shares of common stock at exercise prices from $.125 to $3.00 per share. Of these options and warrants, 945,000 are immediately exercisable. To the extent these options and warrants are exercised, dilution to existing stockholders will occur.

Whether or not these options and warrants are exercised, our future reported earnings on a per-share basis could be adversely affected. As of May 1, 2002, the market price of our common stock does not exceed the exercise price of most of our options and warrants. If we attained profitability and the market price of the common stock exceeds the exercise price of the options and warrants, we expect a number of these options and warrants will be exercised, which will increase our weighted average number of shares outstanding. Even if not exercised, our future reported earnings per share on a diluted basis will likely assume that a large number of our options and warrants were exercised. In either case, the greater number of shares of common stock outstanding or assumed to be outstanding will reduce our reported earnings on a per-share basis from the amount that would have been reported had the shares not been issued or were not assumed to be issued.

No cash dividends: We have never declared or paid any cash dividends on our common stock. We intend to retain our earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Financial results may fluctuate, which could affect stock price: Operating results can vary significantly from period to period due to a number of factors including:

o a decline in revenues or an increase in legal expenses due to a legal challenge in one or more counties;

o    further loss of machines or cash due to seizure;

o    our dependence on a small number of major customers in the state of Texas;
     and

o    increased competition from existing and new competitors.

These factors may make it difficult to forecast revenues and expenditures over extended periods. Consequently, operating results for any period could be below the expectations of securities analysts and investors. This in turn could lead to sudden and sometimes dramatic declines in the market price of the Company's common stock.

Contracts are short term: Most of the Company's contracts with its charity customers are on a year-to-year basis and include 30-day cancellation clauses. There is no uniform or predominant expiration date for the contracts. Accordingly, at any point in time, a significant portion of the Company's business is subject to non-renewal.

This annual report contains forward-looking statements that may prove inaccurate: This Annual Report on Form 10-K contains various "forward-looking statements" within the meaning of federal and state securities laws, including those identified or predicated by the words "believes," "anticipates," "likely," "expects," "plans," or similar expressions. Such statements are subject to a number of known and unknown risks and uncertainties that could cause the actual results to differ materially from any results contained or implied by any forward-looking statement made. Such factors include, but are not limited to, those described under "Risk Factors." Given these uncertainties, investors are cautioned not to place undue reliance upon such statements which speak only as of the date they were made.

Employees

On April 1, 2002, the Company had one part-time and seven full-time employees. The Company's relationship with its employees is believed to be satisfactory. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.

Item 2.  Description of Property.

The Company's corporate office consists of a 3,000 square foot office suite and warehouse at 13581 Pond Springs Road in Austin, Texas that the Company leases on a month-to-month basis for $5,398 per month. The Company believes it will be able to continue leasing this space on a month-to-month basis or find an alternative property on acceptable terms, if necessary.

The Company leases a 16,000 square foot bingo facility in Iuka, Mississippi. The lease, which expires in May, 2002, will not be renewed.

Item 3.  Legal Proceedings.

The Company is subject to a variety of regulatory actions by regulatory authorities in several jurisdictions. The following is a summary of those actions:


In October 2001, twenty-five of the Company's Charity Station machines were seized from a location in McAllen, Texas by investigators with the Hildalgo County District Attorney's Office. The investigators alleged that the machines were "8 liner" video gambling devices. The machines were returned to the Company in January 2002 in exchange for an agreed judgment that made no admissions as to liability and a payment of $20,000.

In October 2001, eight of the Company's Charity Station machines were seized from a location in Converse, Texas by an investigator with the Texas Lottery Commission alleging that the machines were illegal "8 liner" video gambling devices. In late December 2001 and January 2002, the Texas Lottery Commission and the Bexar County District Attorney's office seized three of the Company's bank accounts with balances totaling $985,435 as well as the bank accounts of several officers and directors of the Company. Although no criminal charges have been filed, Bexar County has filed three separate civil forfeiture claims alleging organized crime, money laundering and state securities fraud. On January 25, 2002, Cause No. 2002 CI 00715 State of Texas vs. Three Hundred Twenty Five Thousand Thirty Four Dollars and Eighty Seven Cents ($325,034.87) United States Currency was filed in the 45th Judicial District Court; Bexar County Texas. On April 1, 2002 Cause No. 2002 CI 03172; State of Texas vs. Thirty One Thousand Forty One Dollars and Thirty-Five Cents ($31,041.35) United States Currency was filed in the 225th Judicial District Court, Bexar County, Texas. On February 8, 2002 Cause No. 02-01277; State of Texas vs. Six Hundred Ninety Thousand Five Hundred Eighty Five Dollars and Thirty Two Cents ($690,585.32) United States Currency was filed in the I -162nd Judicial District Court, Dallas County, Texas.

In January 2002, the Company became aware that the Forth Worth Police Department had seized twenty of its Charity Station sweepstakes machines in November 2001 as illegal "8 liner" video gambling devices. No civil or criminal proceedings have been initiated against the Company.

In January 2002, the Laredo police department seized a total of seventy-two Charity Station sweepstakes machines at two locations as illegal "8 liner" video gambling devices. No civil or criminal proceedings have been initiated against the Company.

In January 2002, the Company received a request for information from the Securities and Exchange Commission regarding Charity Station machine purchases and placement as well as information on the trading activity of certain of the Companies officers and directors. The Company has complied with the request.

In April 2002, the El Paso Police Department seized sixty-nine of the Company's Charity Station machines at two locations in El Paso, Texas. No civil or criminal proceedings have been initiated against the Company.

An unfavorable outcome in any of these regulatory matters could have a material adverse effect on the Company's business.

Item 4.  Submission of Matters to a Vote of Security Holders.

             None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's Common Stock is traded on the NASD OTC Electronic Bulletin Board under the symbol "BGII". The following table shows the range of reported high and low closing bid quotations for the fiscal quarters indicated:


                                                  Common Stock
                                               High           Low
                                        ------------- ---------------
     Fiscal 2000:
     First quarter                            $1.438           $.688
     Second quarter                             .938            .250
     Third quarter                              .406            .250
     Fourth quarter                             .281            .063

     Fiscal 2001:
     First quarter                             $.250           $.115
     Second quarter                             .410            .115
     Third quarter                              .910            .270
     Fourth quarter                            3.500            .720

Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, markdowns or commissions.

Shareholders

The number of record holders of the Company's common stock as of March 31, 2002 was 313. Such number does not include an indeterminate number of shareholders whose shares were held by brokers in street name, and of which the Company is not aware.

Dividends

There are no restrictions that limit the ability of the Company to pay dividends on its common stock. The Company has not paid any dividends with respect to its common stock and does not intend to pay dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the

United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventories, asset impairments, income taxes, litigation reserves, commitments and contingencies, and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Actual results may differ from these estimates under different assumptions or conditions. The Company believes the accounting policies set forth in Note 1 of the Notes to the Consolidated Financial Statements are those policies that are most important to the presentation of its financial statements and such policies may require subjective and complex judgments on the part of management (see Note 1 of the Notes to the Consolidated Financial Statements).

Results of Operations
                          Year Ended December 31, 2001
                   Compared with Year Ended December 31, 2000

Total revenues for the year ended December 31, 2001, were $5,309,157 as compared to $3,002,238 for the year ended December 31, 2000. This 76.8% increase was the result of the introduction of the Company's Charity Station sweepstakes-based fundraising program which did not exist in 2000. Charity Station revenues of $4,715,794 for 2001 were partially offset by a combined decrease in phone card and bingo revenue of $2,408,875 as the Company converted its phone card machines to Charity Station sweepstakes machines and focused primarily on the Charity Station line of business. Revenues are expected to decrease during 2002 as a result of regulatory action taken against the Company by certain Texas regulators.

Gross profit for the year ended December 31, 2001 was $3,948,364 or 74.4% of revenue as compared to $710,387 or 23.7% of revenue for the year ended December 31, 2000. The improved gross profit percentage is a result of the higher margins of the Charity Station program as compared to phone card sales and bingo hall leasing. Gross margins are not comparable year to year because phone card machines required the purchase of phone cards to stock the machine. The Charity Station machines are used to solicit charitable contributions, and charities pay rent based on the amount of funds raised; therefore, there is no product cost to the Company

General and administrative expenses for the year ended December 31, 2001 were $1,270,831 compared to $985,345 for the year ended December 31, 2000. This 29.0% increase was the result of increased expenses to administer the operations of the Company with a larger and fast growing revenue base. As a percentage of revenue, general and administrative expenses dropped from 32.8% to 23.9% as a result of increased efficiency and better scaling of the fixed portion of general and administrative expenses over a larger revenue base.

Operating loss increased from $362,583 for the year ended December 31, 2000 to $1,087,018 for the year ended December 31, 2001 as the improved economics of the Charity Station program were more than offset by the legal expenses, asset impairments, and other costs totaling $3,661,245 which were incurred as a result of the litigation and regulatory matters discussed above.

For the year ended December 31, 2001 and 2000, the Company incurred a net loss of $1,200,969 and $660,042, respectively. The increase in net loss is related to the litigation expense as noted above.

Liquidity

As of December 31, 2001, the Company had a cash balance of $521,894, a $463,770 increase from December 31, 2000. Cash provided by operating activity was $2,550,303 as compared to $132,707 in the prior year. The change is due to increased revenue and gross margin related to the Charity Station program.

During 2001, the Company used $1,477,533 in funds for investing activities which consisted almost exclusively of purchases of Charity Station machines for use in the Company's fundraising programs. This compares to cash used in investing activities of $62,766 in 2000 which was related to purchases of phone card machines.

The Company used $609,000 for financing activities during 2001 related to the pay-off of various notes and equipment leases. This compares to cash used in financing activities of $101,453 in 2000 which was related to payments on various notes and equipment leases.

The Company experienced the seizure of three of its bank accounts totaling $985,435 in December 2001 and January 2002. Due to the seizures of cash and machines and the subsequent curtailment of almost all fundraising using the Company's programs, there can be no assurances that its current operations can be sustained using cash from operations. The funding of operations and the cost of the ongoing litigation may require the Company to obtain additional financing. The Company has no bank lines of credit or other sources of additional financing and there can be no assurances that the Company will be able to obtain any such funding on terms acceptable to it, or at all.

Item 7.  Financial Statements.

              The following financial statements are included hereinafter:

                                                                   Page No.

Independent Certified Public Auditor's Report                         11

Consolidated Balance Sheets as of December 31, 2001 and 2000          12

Consolidated Statements of Operations
            for the years ended December 31, 2001 and 2000            14

Consolidated Statement of Changes in Stockholders' Equity
            for the years ended December 31, 2001 and 2000            15

Consolidated Statements of Cash Flows
            for the years ended December 31, 2001 and 2000            16

Notes to Consolidated Financial Statements                            17

                         BROWN, GRAHAM AND COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS



                          INDEPENDENT AUDITOR'S REPORT

To the Shareholders
BGI, Inc.
Austin, Texas

We have audited the consolidated balance sheets of BGI, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The seizure of the Company's equipment and the related litigation have caused a substantial increase in legal expense and a substantial decrease in revenue. Additionally substantially all of the Company's cash was seized in January 2002. If the Company is financially unable to defend itself or does not prevail in the litigation brought against it, it could be forced to cease operations. These factors, and others described in Note 1 and Note 7, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


                                             /S/ Brown, Graham and Company, P.C.


Georgetown, Texas
April 5, 2002

                           BGI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                         2001                       2000
                                                -----------------------     ----------------------
                  ASSETS

Current assets:
  Cash and cash equivalents (note 7)         $                 521,894   $                 58,124

  Accounts receivable, net of allowance
  of $27,777 and $50,849, respectively                         263,227                    117,505
  Inventories                                                   14,700                     86,453
  Prepaid expenses                                               3,208                     14,099
  Deferred tax asset (note 12)                                 253,210                          -
                                                -----------------------     ----------------------

      Total current assets                                   1,056,239                    276,181
                                                -----------------------     ----------------------

Property and equipment, net (note 4)                           691,515                    684,340
                                                -----------------------     ----------------------

Other assets:
  Intangible assets, net (note 3)                                    -                     36,121
  Deferred financing costs (note 9)                                  -                     34,484
  Deposits                                                       4,118                     27,741
                                                -----------------------     ----------------------

      Total other assets                                         4,118                     98,346
                                                -----------------------     ----------------------

      Total assets                           $               1,751,872   $              1,058,867
                                                =======================     ======================


   The accompanying notes are an integral part of these financial statements.

                           BGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           DECEMBER 31, 2001 AND 2000


                                                                        2001                2000
                                                                  -----------------    ----------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $            407,658  $          365,791
  Income tax payable (note 12)                                             286,723                   -
  Accrued expenses                                                          68,002              37,561
  Accrued litigation/Impairment loss (note 7)                            1,951,671                   -
  Current maturities of long-term debt (note 5)                            110,325             200,482
  Current maturities of lease obligations (note 6)                           1,839             277,567
                                                                  -----------------    ----------------

      Total current liabilities                                          2,826,218             881,401

Long-term debt, net of current maturities (note 5)                           7,586              21,814
Long-term portion of lease obligations (note 6)                              3,652             190,901
                                                                  -----------------    ----------------

      Total liabilities                                                  2,837,456           1,094,116
                                                                  -----------------    ----------------

Stockholders' equity (notes 8 and 9):
  Preferred stock, non-voting; $.001 par; 10,000,000
    shares authorized; no shares issued and outstanding                          -                   -
 Common stock, $.001 par; 70,000,000 shares authorized;
    9,775,165 and 9,141,142 issued and outstanding, respectively             9,775               9,141
 Additional paid-in capital                                              1,086,253             936,253
 Retained deficit                                                      (2,181,612)           (980,643)
                                                                  -----------------    ----------------

Total stockholders' deficit                                            (1,085,584)            (35,249)
                                                                  -----------------    ----------------

Total liabilities and stockholders' deficit                   $          1,751,872  $        1,058,867
                                                                  =================    ================




   The accompanying notes are an integral part of these financial statements.

                           BGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                           2001                     2000
                                                    --------------------     -------------------
Revenue:
  Charity Station                                $            4,715,794   $                   -
  Phone Cards                                                   483,227               2,679,783
  Bingo                                                         110,136                 322,455
                                                    --------------------     -------------------

Total revenue                                                 5,309,157               3,002,238
                                                    --------------------     -------------------

Cost of revenue:
  Charity Station                                               468,716                       -
  Phone Cards                                                   522,973               1,808,847
  Bingo                                                          43,748                 197,142
  Machine Depreciation                                          325,356                 285,862
                                                    --------------------     -------------------

Total cost of revenue                                         1,360,793               2,291,851
                                                    --------------------     -------------------

Gross Profit                                                  3,948,364                 710,387

Depreciation & Amortization                                     103,306                  87,625
General & Administrative                                      1,270,831                 985,345
Litigation Costs/Asset Impairment (note 7)                    3,661,245                       -
                                                    --------------------     -------------------

Operating Loss                                              (1,087,018)               (362,583)


Interest Expense                                                126,601                 228,668
Loss (Gain) on Sale of Assets                                  (46,163)                  68,791
                                                    --------------------     -------------------

Net Loss Before Income Taxes                                (1,167,456)               (660,042)
                                                    --------------------     -------------------

Income Tax Expense:
  Current                                                       286,723                       -
  Deferred                                                    (253,210)                       -
                                                    --------------------     -------------------

Total Income Tax Expense (Credit)                                33,513                       -
                                                    --------------------     -------------------

Net Loss After Income Taxes                                 (1,200,969)               (660,042)
                                                    ====================     ===================

Basic And Diluted Loss Per Common Share          $                (.12)   $               (.07)
                                                    ====================     ===================

Weighted Average Shares Outstanding                           9,607,518               9,052,081
                                                    ====================     ===================




   The accompanying notes are an integral part of these financial statements.

                                    BGI, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001, AND 2000


                                                                        ADDITIONAL             RETAINED
                                                   COMMON                PAID-IN               EARNINGS
                                                   STOCK                 CAPITAL               (DEFICIT)            TOTAL
                                              -----------------     -----------------     ---------------     ----------------

Balance at December 31, 1999                        $    8,862          $   808,348        $   (320,601)       $     496,609

Net loss                                                     -                     -           (660,042)            (660,042)
Cancellation of asset purchase agreement                  (60)              (37,440)                   -             (37,500)

Issuance of common stock for:
    Cashless exercise of options                            14                  (14)                   -                    -
    Cash exercise of options                                85                64,915                   -               65,000
    Services                                               240               100,444                   -              100,684
                                              -----------------     -----------------     ---------------     ----------------

Balance at December 31, 2000                       $     9,141          $    936,253        $  (980,643)       $     (35,249)

Net loss                                                                                     (1,200,969)          (1,200,969)

Issuance of common stock for:
    Services                                               709                72,363                   -               73,072
    Common stock subscribed                               (75)              (11,326)                   -             (11,401)
Warrants issued                                              -                88,963                   -               88,963
                                              -----------------     -----------------     ---------------     ----------------

Balance at December 31, 2001                        $    9,775        $    1,086,253      $  (2,181,612)     $    (1,085,584)
                                              =================     =================     ===============     ================












   The accompanying notes are an integral part of these financial statements.

                           BGI, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000

                                                                                  2001               2000
                                                                             --------------     ---------------
Cash flows from operating activities:
  Net Loss                                                                    $ (1,200,969)       $   (660,042)
                                                                             --------------     ---------------
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                  420,578             372,424
    Deferred financing cost                                                         34,484              48,882
    Bad debt expense                                                                14,375                   -
    Common stock and warrants issued for services                                  132,915             100,684
    Litigation costs and impairment of property, plant, and equipment            3,232,441              69,500
    Gain on sale of assets                                                        (46,263)               (709)
    (Increase) decrease in accounts receivable                                   (145,722)              57,363
    Decrease in prepaid expenses                                                    10,891               4,074
    Increase in deferred tax asset                                               (253,210)                   -
    Decrease in inventories                                                         71,752              37,005
    Increase in accounts payable                                                    54,054             103,526
    Increase in income taxes payable                                               286,723                   -
    Decrease in accrued liabilities                                               (61,746)                   -
                                                                             --------------     ---------------
    Total adjustments                                                            3,751,272             792,749
                                                                             --------------     ---------------

Net cash provided by operating activities                                        2,550,303             132,707
                                                                             --------------     ---------------

Cash flow from investing activities:
    Proceeds for deposits and other assets                                          11,973                   -
    Payments for deposits and other assets                                        (20,000)            (35,351)
    Payments for the purchase of property                                      (1,552,118)            (30,415)
    Proceeds from the sale of property                                              82,612               3,000
                                                                             --------------     ---------------

Net cash used by investing activities                                          (1,477,533)            (62,766)
                                                                             --------------     ---------------


Cash flow from financing activities:
    Proceeds from issuance of debt                                                100,000              44,157
    Proceeds from issuance of common stock                                         17,720              65,000
    Principal payments on debt                                                   (236,209)           (102,779)
    Payment of long-term leases                                                  (490,511)           (107,831)
                                                                             --------------     ---------------

Net cash used by financing activities                                            (609,000)           (101,453)
                                                                             --------------     ---------------

Net increase (decrease) in cash                                                    463,770            (31,512)
Cash at beginning of year                                                           58,124              89,636
                                                                             --------------     ---------------

Cash at end of year                                                           $    521,894        $     58,124
                                                                             ==============     ===============

Supplemental disclosures of cash flow information:
    Interest paid                                                             $    130,357        $    144,197
                                                                             ==============     ===============

Supplemental disclosure of non-cash investing and financing activities:
    Common stock, warrants and options issued for financing services          $    132,915         $   100,684
                                                                             ==============     ===============
    Common stock issued for purchase of distribution route including
        Accounts receivable and non-compete agreement                         $          -       $    (37,500)
                                                                             ==============     ===============

    Purchase of assets with capital lease                                       $        -        $      7,705
                                                                             ==============     ===============


   The accompanying notes are an integral part of these financial statements.

                           BGI, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business and basis of presentation:
BGI, Inc. (the Company), formerly Bingo & Gaming International, Inc. (BGI), was formed in 1981 and was dormant from 1984 through November 1994. The Company's main business is leasing equipment and providing services used in charity fundraising. The Company's primary product - the Charity Station sweepstakes machines - uses a sweepstakes game as an incentive to help non-profit organizations raise funds.

The Company also sells phone cards with a sweepstakes incentive and leases facilities and equipment to charity bingo operations.

Going concern:
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The multiple seizures of the Company's Charity Station sweepstakes machines and related litigation (see note 7) has caused many of the Company's charity customers to discontinue the operation of Charity Station machines due to the uncertain legal environment. This has caused a substantial decrease in the Company's revenue. Also the litigation has caused a significant increase in the Company's legal expenses. Further, substantially all of the Company's cash balance was seized in January 2002.

There can be no assurance that the Company will be able to generate enough cash to pay the legal fees necessary to defend itself from the litigation and fund operations or that additional litigation or seizure activity will not further impair the Company's ability to continue as a going concern.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn may be dependent on the Company's ability to defend and prevail in the pending litigation.

Principles of consolidation:
The consolidated financial statements include the accounts of BGI, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Allowance for doubtful accounts:

The Company evaluates the collectability of its accounts receivable based on its knowledge of a customer's inability to meet its financial obligations and records a specific allowance based on what it believes will be collected.

Inventories:
Inventories, which consist of phone cards and paper are valued at the lower of cost or market using the first-in, first-out method.

                           BGI, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Intangible assets:
Intangible assets include goodwill, the cost of a non-compete agreement, and the cost of development of an internet site. Goodwill is amortized over five years, the cost of the non-compete agreement over two years, and the internet site over three years.

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

Taxes on income:
The Company accounts for income taxes under the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates. The Company provides a valuation allowance against its deferred tax assets to the extent that management estimates that "more likely than not" such deferred tax assets will not be realized.

Revenue recognition:
Machine rental revenue is based on a percentage of revenue generated from the machines less sweepstakes prizes and is recognized as the revenue is generated. Machine rental revenue is billed weekly.

Phone card sales are recognized when the phone cards are delivered to the customer. Phone cards are shipped COD.

Revenue on bingo hall leases is recognized monthly based on contracted lease payments.

Accounting estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications:
Certain prior-year amounts are reclassified to conform to current-year presentation.

                           BGI, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Stock Based Compensation:
The Company accounts for its employee stock-based award plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the market price of the underlying stock at the grant date exceeds the exercise price.

Note 9 provides pro forma net income (loss) and pro forma earnings (loss) per share disclosures as if the stock-based awards had been accounted for using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.

New Accounting Pronouncements:
On July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations ("Statement 141"). Statement 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. Statement 141 is effective for all business combinations initiated after June 30, 2001. Statement 141 also changes the criteria to recognize intangible assets apart from goodwill. This Statement did not have a material impact on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Statement 142 is effective for fiscal years beginning after December 15,2001. This Statement establishes new accounting for goodwill and other intangible assets recorded in business combinations. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement.

As the Company had no intangible assets at December 31, 2001, adoption of this Statement will not materially impact the Company's financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets ("Statement 144"). Statement 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This Statement supersedes Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("Statement 121"). Statement 144 is effective for fiscal years beginning after December 15, 2001. Statement 144 removes goodwill from its scope and retains the requirements of Statement 121 regarding the recognition of impairment losses on long-lived assets held for use. The Statement modifies the accounting for long-lived assets to be disposed of by sale and long-lived assets to be disposed of by other than by sale. The Company does not believe adoption of this Statement will materially impact the Company's financial position or results of operations.

                           BGI, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company's Chairman, the Company's Chief Executive Officer and several employees made investments in entities that manage Charity Station locations for the Company's charity customers. Although the Company does not contract directly with the Charity Station managers, the charities whose locations were managed by the entities in which the investments were made paid the same or higher rent to the Company as charities who used unaffiliated managers.

Effective December 31, 2001, the Board of Directors has determined that officers, directors, and employees are not permitted to invest in additional entities that operate the Charity Station locations.

NOTE 3 - INTANGIBLE ASSETS

Intangible assets at December 31, 2001 and 2000 consist of the following:

                                                  2001              2000
                                              ------------      ------------
     Internet design                         $          -      $     42,479
     Goodwill                                           -               824
     Non-compete agreement                              -            26,318
                                              ------------      ------------
                                                        -            69,621
     Total

           Less accumulated amortization                -          (33,500)
                                              ------------      ------------

     Net intangible assets                   $          -      $     36,121
                                              ============      ============

Amortization expense was $55,316 and $29,513, for the years ended December 31, 2001 and 2000, respectively. Unamortized internet design fees of $42,479 were expensed during 2001 reflecting the Company's decision to discontinue the internet project.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2001 and 2000 consist of the following:

                                               2001              2000
                                              ------------      ------------
     Vehicles                                $    101,839      $     53,974
     Furniture and equipment                    1,774,519         1,506,261
     Leasehold improvements                        13,324           134,190
                                              ------------      ------------
     Total                                      1,889,682         1,694,425


     Less: accumulated depreciation and
     amortization                             (1,198,167)       (1,010,085)
                                              ------------      ------------

     Net property and equipment              $    691,515      $    684,340
                                              ============      ============

                           BGI, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000

NOTE 4 - PROPERTY AND EQUIPMENT-CONTINUED

Depreciation and amortization expense for property and equipment was $373,346 and $342,911 for the year ended December 31, 2001 and 2000, respectively.

As of December 31, 2001 the Company determined that the value of its machines had been impaired as a result of the status of certain litigation (see note 7) and accordingly reduced the value of its 620 machines owned to $1,000 each for all machines whose net book value was not already below $1,000. The resultant charge of $1,475,570 is recorded in Litigation Cost/Asset Impairment expense.

NOTE 5 - LONG-TERM DEBT

                                                                                           2001            2000
                                                                                       -------------   -----------
Note payable to a bank, due on demand or in monthly
installments of $1,113 including interest at 10%; collateralized
by stock held by certain stockholders; matures January 5, 2001                        $          -      $  13,159

Note payable to a bank, due in monthly installments of $477
including interest at  9.15%; collateralized by certain
equipment; due May 2, 2004                                                                  12,381              -

Notes payable to individuals; principal is due in full on various dates in the year 2000; interest at 18% due in monthly
installments; unsecured                                                                          -        110,000

Note payable to officer and stockholder; interest at 12%; matures
November 17, 2001; collateralized by certain equipment                                           -         27,487

Various installment notes payable to banks and other financial institutions; due in monthly installments of $18,561 including interest ranging from 8.0% to 9.5%; collateralized by certain
equipment; paid subsequent to December 31, 2001                                            105,530         71,650
                                                                                       -------------   -----------

Total                                                                                      117,911        222,296

Less current maturities                                                                  (110,325)      (200,482)
                                                                                       -------------   -----------

Long-term debt                                                                        $      7,586       $  21,814
                                                                                       =============   ===========

                           BGI, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000

NOTE 5 - LONG-TERM DEBT-CONTINUED

Future maturities of long-term debt are as follows:

                           Year Ending
                           December 31
                     ------------------------

                              2002             $  110,325
                              2003                  5,252
                              2004                  2,334
                                                ----------

                              Total            $  117,911
                                                ==========

NOTE 6 - OBLIGATIONS UNDER CAPITAL LEASES

The Company has financed equipment under a capital lease expiring in 2004. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense (see Note 4).

Minimum future lease payments under capital leases as of December 31, 2001 are as follows:

     Year Ending
     December 31

          2002                                                      $   2,845
          2003                                                          2,845
          2004                                                          1,423
                                                                       --------
          Total                                                         7,113

          Minimum lease payment amounts representing interest          (1,622)
                                                                      ----------
          Present value of net minimum lease payments                   5,491

          Current portion                                              (1,839)
                                                                      ----------
          Long-term portion                                       $     3,652
                                                                      ==========

                           BGI, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has experienced several seizures of its Charity Station sweepstakes machines by regulatory authorities in several jurisdictions. The following is a summary of those actions:

McAllen

In October 2001, twenty-five of the Company's Charity Station machines were seized from a location in
McAllen, Texas by investigators with the Hildalgo County District Attorney's Office. The investigators alleged that the machines were "8 liner" video gambling devices. The machines were returned to the Company in January 2002 in exchange for an agreed judgment that made no admissions as to liability and a payment of $20,000.

Bexar County

In October 2001, eight of the Company's Charity Station machines were seized from a location in Converse, Texas by an investigator with the Texas Lottery Commission alleging that the machines were illegal "8 liner" video gambling devices. In late December 2001 and January 2002, the Texas Lottery Commission and the Bexar County District Attorney's office seized three of the Company's bank accounts with balances totaling $985,435 as well as the bank accounts of several officers and directors of the Company. Although no criminal charges have been filed, Bexar County has filed civil forfeiture claims alleging organized crime, money laundering and state securities fraud.

Fort Worth

In January 2002, the Company became aware that the Forth Worth Police Department had seized twenty of its Charity Station sweepstakes machines in November 2001 as illegal "8 liner" video gambling devices. No civil or criminal proceedings have been initiated against the Company.

Laredo

In January 2002, the Laredo police department seized a total of seventy-two Charity Station sweepstakes machines at two locations as illegal "8 liner" video gambling devices. No civil or criminal proceedings have been initiated against the Company.

El Paso

In April 2002, the El Paso Police Department seized sixty-nine of the Company's Charity Station machines at two locations in El Paso. No civil or criminal proceedings have been initiated against the Company.

An unfavorable ruling in any of these proceedings could have a material adverse effect on the Company's business.

                           BGI, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000

NOTE 7 - COMMITMENTS AND CONTINGENCIES-CONTINUED

Due to the uncertain outcome of the litigation against the Company, the financial statements have been prepared assuming the Company will not prevail and the Company's charitable sweepstakes fundraising program is deemed to be illegal.

The Company has recorded the following accrual and impairments related to the
Litigation:

      Accrued liabilities:

          Legal fees                                              $   1,081,550
          Impairment of equipment                                       204,800
          Amusement taxes                                                 4,920
          Cash seizure (included in Cash and Accounts Receivable
      at December 31, 2001)                                             660,401
                                                                 ---------------
          Total accrued litigation/impairment                         1,951,671

      Incurred losses during the year ended December 31, 2001:
          Legal fees                                                     85,450
          Amusement taxes                                                28,320
          Cash seizure                                                  325,034
          Impairment of equipment                                     1,270,770
                                                                 ---------------

      Total impairment/litigation loss                            $   3,661,245
                                                                 ===============

In July 2001, the Company entered into a series of agreements with a management company to provide financial, investor relations and general management services. In consideration for these services, the Company also entered into a warrant agreement and issued warrants to purchase 250,000 shares of common stock at $.40 per share. The agreement provided for warrants for an additional 1,750,000 shares of common stock at $.40 per share if the Company's stock attained certain price levels. The Company has recorded $88,963 as compensation expense related to the 250,000 warrants issued. The Company terminated these agreements in October 2001 and does not believe any cash or stock compensation is due under the agreements. No action has been taken against the Company related to the termination of the contracts. If a claim was to be made, although the Company believes it will prevail, no assurances to that affect can be given. In the event a claim is brought against the Company, the cost of defending against the claim could be substantial.

The Company leases its general offices and a bingo facility. During the year ended December 31, 2001, the leases for general offices expired and are leased month to month. The lease for the bingo facility will expire in May 2002. The tenant of the Company's bingo facility prepaid the rent through the May 2002 expiration date. Deferred rent at December 31, 2001 is $19,592.

Rental expense for the year ended December 31, 2001 and 2000 was $104,272 and $254,721, respectively.

                           BGI, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000

NOTE 8 - STOCKHOLDERS' EQUITY

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

During 1996, in return for services rendered by an officer/director and release of the officer's employment contract, the Company issued 225,000 stock options. These options are exercisable at $1.00 per share and expired in April 2000. In years prior to December 31, 2000, 20,000 of these options were exercised. During the year ended December 31, 2000, 25,000 options expired and the Company extended the expiration date of 180,000 options to April 2002.

In 1997, the Company issued options to purchase 300,000 shares of the Company's common stock to individuals as part of certain consulting agreements. These options are exercisable at $.60 per share which was the approximate fair market value at the date of issuance. Prior to December 31, 2000, 200,000 options expired or were exercised. During the year ended December 31, 2000, one individual exercised 50,000 options to purchase common stock in the amount of $30,000 and 50,000 options expired on September 17, 2001.

During 1998, employee stock options for 100,000 shares were granted as part of an employment contract. The options vest in increments of 25,000 shares each six months beginning with the execution date of the contract, or October 26, 1998. The options have a five-year life at an exercise price of $.44 per share. During 2000, options to purchase 24,000 shares of common stock were exercised by the Company receiving 10,694 shares of free trading common stock, which were cancelled. The additional 75,000 options were cancelled upon termination of the employment agreement during 2000.

In 1999, the Company issued 176,570 shares of common stock to an individual for the purchase of accounts receivable, a non-compete agreement, a distribution route for dispensing phone card machines and phone cartridges. These shares, which were not registered with the SEC, were valued at fair market value in the amount of $110,357 based on the stock price at the date of issue. During the year ended December 31, 2000, 60,000 shares of common stock that were escrowed under an agreement were cancelled due to non-performance under the terms of the contract. Goodwill has been reduced by $37,500 with an equal amount reducing common stock and additional paid in capital.

In 2000, the Company issued 239,447 shares of common stock not registered with the SEC to employees and consultants for services. The shares were valued at 50% of the market price of the common stock at the date of issue in the amount of $100,684 which has been charged to expense in the financial statements.

Also during 2000, the Company issued incentive stock options to employees to purchase 101,000 shares of common stock with an exercise price of $0.81 which is the market price of the common stock at the date of grant. No compensation has been charged to expense during 2000.

                           BGI, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000

NOTE 8 - STOCKHOLDERS' EQUITY-CONTINUED

During 2001, the Company issued incentive stock options to employees to purchase 1,084,000 shares of common stock with exercise prices of $0.125 to $1.95 which was the market price of the common stock at the date of grant. No compensation has been charged to expense during 2001.

In 2001, the Company issued 708,823 shares of common stock not registered with the SEC to employees and consultants for services. The shares were valued at 50% of the market price of the common stock at the date of issue in the amount of $73,072 which has been charged to expense in the financial statements.

In July 2001, the Company issued warrants to purchase 250,000 shares of common stock at $.40 per share in connection with certain management agreements. The warrants expire in July 2006. The Company recorded $88,963 as compensation expense related to the warrants (see also note 7).

NOTE 9 - STOCK OPTIONS AND WARRANTS

See Note 8 for discussion of additional information concerning options and warrants.

During 1999, the Company adopted the "1999 Incentive Stock Option Plan" (the
Plan). The Plan authorizes options for 1,000,000 shares of common stock for full time employees and meets the IRS requirements for a qualified Incentive Stock Option Plan.

A summary of the status of the Company's stock options under the Plan and other non-qualified options as of December 31, 2001 and 2000, is presented below:

                                             2001           2000
-------------------------------------------------------- ---------------

Options outstanding at beginning of year       267,500         526,500

Options granted                              1,084,000         101,000

Options exercised                             (164,800)       (110,000)

Options canceled                               (59,500)       (250,000)
-----------------------------------------------------------------------

Options outstanding at end of year           1,127,200         267,500
------------------------------------------============== ===============

                           BGI, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000

NOTE 9 - STOCK OPTIONS AND WARRANTS-CONTINUED

The following table summarizes the information about the stock options at December 31, 2001:

                                             Weighted                                                      Weighted
                                             Average               Weighted                                 Average
                          Number            Remaining,              Average              Number            Exercise
     Range of            Outstand-         Contractual             Exercise            Exercisable           Price
     Exercise             ing at               Life                  Price                 at            (Exercisable
      Price               Dec. 31             Years             (Total shares)           Dec. 31            shares)
------------------ --- -------------- -- ----------------- --- ------------------ -- ---------------- -- --------------
$       .13 to.14            456,000             9          $         .13                  -   $              -
       .25 to .27            184,000             9                    .27                  -                  -
             .37              19,200             9                    .37                  -                  -
       .50 to. 56            246,000             3                    .55            198,000                .55
              .81             22,000             3                    .81             22,000                .81
             1.40            100,000            10                   1.40                  -                 -
             1.95            100,000            10                   1.95                  -                  -
$     .13 to 1.95          1,127,200            9           $         .54            220,000               0.58
---===============     ==============    =================     ==================    ================    ==============


The following table summarizes the information about the stock options at December 31, 2000:

                                                  Weighted                                                      Weighted
                                                  Average              Weighted                                 Average
                               Number            Remaining,             Average               Number            Exercise
         Range of            Outstand-          Contractual            Exercise            Exercisable           Price
         Exercise              ing at               Life                 Price                  at            (Exercisable
           Price              Dec. 31              Years            (Total shares)           Dec. 31            shares)
----- ---------------- --- --------------- -- ----------------- -- ------------------ --- --------------- -- ---------------
$                0.60              50,000                    -  $               0.60              50,000  $            0.60
                 0.55             180,000                    -                  0.55             180,000               0.55
                 0.50               7,500                  3.0                   .50               7,500               0.50
                 0.81              30,000                  4.0                  0.81              30,000               0.81
$         0.50 to .81             267,500                  1.4  $               0.59             267,500  $            0.59
----- ================     ===============    =================    ==================     ===============    ===============

                           BGI, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000

NOTE 9 - STOCK OPTIONS AND WARRANTS-CONTINUED

SFAS No. 123 requires the Company to provide pro forma information regarding net loss applicable to common stockholders and net loss per share as if compensation cost for the Company's stock options granted to employees had been determined in accordance with the fair value based method prescribed in that Statement.

The Company estimated the fair value of each stock option for employees at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions:

2001 - dividends yield of 0%; expected volatility of 168.3%; risk-free interest rate of 4.9%; and expected lives of 4 years.

2000 - dividends yield of 0%; expected volatility of 58.3%; risk-free interest rate of 5.50%; and expected lives of 4 years.

The weighted average fair value of options granted for the years ended December 31, 2001 and 2000, was $.63 and $.41, respectively.

The Company's net loss applicable to common stockholders and pro forma amounts under the accounting provisions of SFAS No. 123 are indicated below:


                                                 2001               2000
                                              ------------        -----------
Net loss applicable to common stockholders:
     As reported                            $  (1,200,969)      $    (660,042)
                                              ============        ===========

     Pro forma                              $  (1,644,613)      $    (701,136)
                                              ============        ============

Loss per share:
     As reported                            $        (.12)      $       (0.07)
                                              =============       =============

     Pro forma                              $        (.17)      $       (0.08)
                                              =============       =============

At December 31, 1999, the Company had 19,920 warrants outstanding which were issued in connection with the Company's limited offering in 1995. These warrants are unregistered and are exercisable at any time at 110% of the sales price of the common stock or $1.37 prior to expiration on October 1, 2000.

During 1998 the Company issued warrants to purchase 475,000 shares of common stock at various prices ranging from $1.05 to $3.00 which may be exercised at any time prior to expiration at various dates in the year 2003 (See Note 8). These warrants were issued to a leasing company in connection with obtaining long-term financing for phone card dispensers. The warrants were recorded at the fair value of $166,348 as deferred financing costs which is amortized over the terms of the lease agreements. The Company charged $34,384 and $48,882 of the deferred financing costs to expense during the years ended December 31, 2001 and 2000,

                           BGI, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000

NOTE 9 - STOCK OPTIONS AND WARRANTS-CONTINUED

respectively. The unamortized balance of the deferred financing costs is $-0-and $34,484 at December 31, 2001 and 2000, respectively.

In July 2001, the Company issued warrants to purchase 250,000 shares of common stock at $.40 per share in connection with certain management agreements. The warrants expire in July 2006. The Company recorded $88,963 as compensation expense related to the warrants (see also note 7).

NOTE 10 - CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade accounts receivable. Trade accounts receivable has been recorded at fair value at December 31, 2001 and 2000.

The majority of the Company's customer base is charitable organizations located in Texas. Although the Company is directly affected by the well-being of the organizations, management does not believe significant credit risks existed at December 31, 2001 or 2000.

NOTE 11 - EARNINGS PER SHARE

The following data details the amounts used in computing earnings per share
(EPS) and the weighted average number of shares of dilutive potential common stock.

                                                                 2001              2000

Loss available to common stockholders used in basic EPS     $   (1,200,969)   $     (660,042)
                                                            -===============  -===============

Weighted average number of common shares used in basic EPS     9,607,518         9,052,081

Effect of dilutive securities:

Stock options                                                      -                -
Warrants                                                           -                -

Weighted number of common shares and dilutive potential
 common stock used in computing diluted EPS                    9,607,518            9,052,081
                                                             -===============  -===============

                           BGI, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000


NOTE 11 - EARNINGS PER SHARE-CONTINUED

Options and warrants to purchase 1,852,200 and 742,500 shares of common stock were not included in computing diluted EPS for the year ended December 31, 2001, and 2000, respectively, because their effects would have been antidilutive.

NOTE 12 - INCOME TAXES

The Company accounts for income taxes under the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences or events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates. The Company provides a valuation allowance against its deferred tax assets to the extent that management estimates that "more likely than not" such deferred tax assets will not be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                              2001                 2000
                                                                          --------------       -------------
Deferred tax assets:
       Book over tax depreciation and allowances                       $        210,930     $        79,305
       Difference in accounting methods for book and tax reporting              373,615              97,188
       Tax net operating loss carry forward                                           -             121,377
       Other differences                                                              -              30,530
                                                                          --------------       -------------
Total deferred tax assets                                                       584,545             328,400
Valuation allowance for deferred tax assets                                     331,335             328,400
                                                                          --------------       -------------
Net deferred tax assets                                                $        253,210     $             -
                                                                          ==============       =============


Significant components of the income tax liability are as follows:

                                                                              2001                 2000
                                                                          --------------       -------------
Current income tax liability:
       Federal                                                         $        253,210     $             -
       State                                                                     33,513                   -
                                                                          --------------       -------------
Total current income tax liability                                     $        286,723     $             -
                                                                          ==============       =============

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDING DECEMBER 31, 2001. AND 2000

NOTE 12 - INCOME TAXES - CONTINUED

The differences between the effective tax rate and the statutory rate are reconciled as follows:


                                                        2001             2000
                                                      ------------      --------
Income tax benefit at the statutory rate             $  (431,608)     $       -
Utilization of net operating loss carry-forward         (265,987)             -
Tax effect of future taxable or deductible items          731,108             -
                                                      ------------      --------
Provision for income taxes                           $     33,513     $       -
                                                      ============      ========


NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt, including the current portion thereof, approximates its carrying value at December 31, 2001 and 2000.

NOTE 14 - SUBSEQUENT EVENTS

See Commitments and Contingencies (Note 7) regarding subsequent events.

NOTE 15 - SEGMENT REPORTING

The Company's operations are divided into operating segments using individual's products or services. The Company has three operating segments. The Charity Station segment leases equipment to charities and provides services for use in fundraising. The phone card segment sells prepaid phone cards which permit customers to enter a free promotional sweepstakes offering cash prizes. The charity bingo facility segment operates as a lessor of charity bingo facilities. Each operating segment uses the same accounting principles as reported in Note1, Summary of Significant Accounting Policies, and the Company evaluates the performance of each segment using before-tax income or loss from continuing operations. The segment information for revenues and cost of revenues have been reported on the statement of operations.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

               Identification of Directors and Executive Officers

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers as of May 1, 2002.


   Name                            Age                     Positions
   ------------------------------- --------      ------------------------------

   Reid Funderburk                 48            Interim Chief Executive
                                                 Officer, Chairman and
                                                 Director

   Andy Marr                       41            Director

   Bill Schwartz                   34            Chief Financial Officer


Term of Office

The term of office of the current directors continues until the next annual meeting of stockholders. Officers serve at the discretion of the Board of Directors.

Business Experience of Current Directors and Executive Officers


Mr. Funderburk served as Chairman and CEO of the Company from 1994 through December 2001. Mr. Funderburk retired as CEO in December 2001 and reassumed the role in April 2002 on an interim basis.

Andy Marr has been a Director since July 2001. Mr. Marr is a founding member and has been Managing Director of National Capital Management, a privately held investment firm that manages debt throughout the United States, since April 1996.

Bill Schwartz has been Chief Financial Officer of BGI, Inc., since November 2001. Mr. Schwartz was the Vice President and General Manager of Clear Channel Communications' Radio Technology Division, Star System, from September1998 through August 2001. Clear Channel Communications, Inc., is a publicly-traded radio broadcasting company. Mr. Schwartz was Senior Vice President and Chief Financial Officer of Gulfstar Broadcasting, Inc., a radio broadcaster from March 1996 through August 1998.

Family Relationships

No family relationship exists between any current director or executive officer.

Compliance with Section 16(a) of the Exchange Act

During the year ended December 31, 2001 , Reid Funderburk, Andy Marr and Bill Schwartz were delinquent in making filings under section 16(a) of the Securities Exchange Act of 1934, as amended. Mr. Funderburk was delinquent in filing Forms 4 with respect to a total of seven transactions that occurred in the months of January, May, August, September, November and December 2001. Mr. Schwartz and Mr. Marr each were delinquent in filing Forms 3 upon becoming an Officer and Director, respectively, of the Company.

Item 10. Executive Compensation.

Summary Compensation Table

The following table shows the cash compensation paid by the Company for the periods indicated for those persons who served as the Company's Chief Executive Officer during the year ended December 31, 2001 ("Named Executive Officers"). No Officer of the Company earned or was paid more than $100,000 during the fiscal year ended December 31, 2001.


                   Annual Compensation Long- term Compensation
--------------------------------------------------------------------------------

      Name and                            Securities Underlying      All other
     Principal              Salary               Options           Compensation
      Position       Year     ($)                    (#)                ($)
--------------------------------------------------------------------------------
Reid Funderburk
   Chairman,        2001    93,752               350,000                 -
   Interim CEO                                                           -
   and Director     2000    89,000                  -                    -
                                                    -
                    1999    89,000                                     2,500

Ed Reckdenwald*     2001    35,208               200,000                 -

   CEO              2000       -                    -                    -
                               -                    -
                    1999                                                 -

*Resigned in April 2002

Stock Option Grant Table

The following table sets forth certain information concerning stock options granted to the Named Executive Officers during the year ended December 31, 2001.

                              Number of
                             Securities     Percent of Total
                             Underlying     Options Granted     Exercise or
                               Options      to Employees in     Base Price    Expiration Date    Grant Date Present
            Name             Granted (#)      Fiscal Year        ($/share)                         Value ($) (1)

  Reid Funderburk            350,000              32.29%          .1375        01/01/2011                40,080

  Ed Reckdenwald             100,000               9.23%          .2700        09/16/2011                24,818
                             100,000               9.23%         1.9500        12/07/2011               179,658


(1) Present value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:
         Risk-free interest rate of 4.9%, a dividend yield of 0%, the volatility factor of the expected market price of BGI's common stock used was 168.32% and the expected life was four years. The present value of stock options granted is based on a theoretical option-pricing mode. In actuality, because the company's employee stock option are not traded on an exchange, optionees can receive no value nor derive any benefit from holding the stock options under these plans without an increase in the market price of BGI common stock.

Stock Option Exercises and Holding Table

The following table sets forth certain information regarding the stock options exercised by the Named Executive Officers during the year ended December 31, 2001, including the aggregate value of gains on the date of exercise. In addition, the table sets forth the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2001. Also reported are the values of "in the money" options, which represent the difference between the exercise price of any existing stock options and the BGI common stock price as of December 31, 2001.

                                                              Number of Securities Underlying          Value of Unexercised
                                                             Unexercised Options at Fiscal Year   In-the-Money Options at Fiscal
                   Shares Acquired on         Value                       End (#)                          Year End ($)
         Name         Exercise (#)         Realized ($)          Exercisable/Unexercisable           Exercisable/Unexercisable
Reid Funderburk          70,000              104,475                     0/280,000                           0/885,500

Ed Reckdenwald           20,000               27,200                     0/180,000                           0/377,400


Compensation of Directors

Directors are paid $500 for each meeting of the Board they attend.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of May 1, 2002, based on information obtained from the persons named below, (i) by each person known by the Company to own beneficially more than five percent of the Company's Common Stock, (ii) by each of the Named Executive Officers, (iii) by each of the Company's directors, and
(iv) by all executive officers and directors of the Company as a group:

Directors and Executive Officers
                                          Number                Percentage
Name and address                         of Shares          Beneficially Owned
                                       --------------     ---------------------
Reid Funderburk  (1) (2)                   2,321,700                 23.6%

Andy Marr  (1) (2)                           311,500                  3.1%

S.A.C. Capital Advisors, LLC                 752,500                  7.6%
777 Long Ridge Road
Stamford, CT 06902

All Officers and Directors as a group      2,633,200                 26.7%

(1) The address for each of such individuals, unless specified otherwise in a subsequent footnote, is in care of the Company, 13581 Pond Springs Rd., Suite 105, Austin, TX 78729.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from May 1, 2002 upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of May 1, 2002 have been exercised. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others.

During 2001, Reid Funderburk, Chairman, made investments in entities that manage Charity Station locations for the Company's charity customers. Mr. Funderburk has equity interests between 25% and 62% in management companies that managed as many as 16 Charity Station locations. Although the Company does not contract directly with the Charity Station management companies, the charities whose locations were managed by the entities in which the investments were made paid the same or higher equipment rental fees to the Company as charities who used unaffiliated managers.

Certain Business Relationships.

Prior to his joining the Board of Directors, Andy Marr was affiliated with South Worth Capital Management, LLC ("SCM"), which entered into two equipment leases with the Company. At December 31, 2000, there was $443,703 outstanding under the leases which were paid in full in 2002. As part of the consideration for the lease, 300,000 warrants to purchase shares of common stock at prices ranging from $1.20 to $3.00 per share were issued to Memphis Business Capital Corporation, a capital provider to SCM. Andy Marr is a principal shareholder in Memphis Business Capital Corporation. The warrants expire at various dates in 2003. Memphis Business Capital also has the right to acquire an additional 175,000 warrants currently held by SCM.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

Exhibit Number                     Description

   3.1           Articles of Incorporation as amended through October 13, 1999
   3.2           Bylaws
   10.1          1999 Stock Option Plan (Incorporated by reference to Exhibit
                 4.2 to the Company's registration statement on Form S-8,
                 No. 333-56032)
   10.2          Consultant Incentive Plan
                 (Incorporated by reference
                 to Exhibit 4.2 of the
                 Company's registration
                 statement on Form S-8.
                 No.333-62328)
   21            Subsidiaries of the Company
   23            Consent of Brown, Graham and Company, P.C.

Reports or Form 8-K

         No reports or Form 8-K were filed in the quarter ended December 31, 2001..

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: May 14, 2002                By:  /s/ Reid Funderburk
                                      ---------------------
                                           Reid Funderburk
                                           Interim Chief Executive Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        Signature                        Title                         Date

   /s/ Reid Funderburk                                             May 14, 2002
   -------------------
       Reid Funderburk      Interim Chief Executive Officer and
                             Director (Principal Executive
                                       Officer)

   /s. William Schwartz                                            May 14, 2002
  ---------------------
       William Schwartz     Chief Financial Officer (Principal
                           Financial and Accounting Officer)


      /s/ Andy Marr                                                May 14, 2002
      -------------
          Andy Marr                      Director

EXHIBIT 21: Subsidiaries of the Company



       State of
     Incorporation                Name
-----------------------        -----------------------------

Texas                          Monitored Investments, Inc.

Louisiana                      Red River Bingo, Inc.

Mississippi                    Tupelo Industries, Inc.

Mississippi                    Meridian Enterprises, Inc.

Texas                          Prepaid Plus, Inc.

EXHIBIT 23:  Consent of Brown, Graham and Company, P.C.


                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-62328 and Form S-8 No. 333-56032) of BGI, Inc. and in the related prospectuses of our report dated April 5, 2002, with respect to the consolidated financial statements of BGI, Inc. included in BGI's Annual Report (Form 10-KSB) for the year ended December 31, 2001.

/s/ BROWN, GRAHAM AND COMPANY, P.C.

Georgetown, Texas
May 14, 2002