Form 10QSB
period 2002-03-31
BGI INC
filed 2002-05-20
CIK 355590

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

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

         Yes  X    No
             ---      ---


THERE WERE 9,779,965 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF MAY 15, 2002.


Transitional Small Business Issuer Format Yes          No   X
                                              -------     -----

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                         NUMBER
PART  I:


ITEM  1.  UNAUDITED FINANCIAL  STATEMENTS                                   1


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS                            9


PART  II:


ITEM  1.  LEGAL  PROCEEDINGS                                               10


ITEM  2.  CHANGES  IN  SECURITIES                                          11


ITEM  3.  DEFAULTS  UPON  SENIOR SECURITIES                                11


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS      11


ITEM  5.  OTHER  INFORMATION                                               11


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                            11

                           BGI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                            ASSETS                 MARCH 31,        DECEMBER 31,
                                                     2002               2001
                                                  (UNAUDITED)        (AUDITED)
                                               -------------     --------------
Current assets:
    Cash and cash equivalents equivalents         $  28,575   $        521,894

    Accounts receivable - trade, net                 38,689            263,227

Inventories                                               -             14,700

    Prepaid expenses                                      -              3,208

    Deferred tax asset                              372,497            253,210
                                               -------------     --------------
         Total current assets                       439,761          1,056,239


Property and equipment, net                         646,999            691,515


Other assets:
 Deposits                                             6,617              4,118
                                               -------------     --------------

         Total assets                       $     1,093,377   $      1,751,872
                                               =============     ==============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable - trade           $            316,734   $        407,658
    Income taxes payable                            421,798            286,723
    Accrued expenses                                 51,250             68,002
    Accrued litigation expense                      863,110          1,951,671

    Current maturities of long-term debt             10,812            110,325

    Current maturities of lease obligations           1,962              1,839
                                          ------------------   ----------------

          Total current liabilities               1,665,666          2,826,218


Long-term debt, net of current maturities            10,144              7,586

Long-term portion of lease obligations                3,107              3,652
                                          ------------------   ----------------

     Total liabilities                            1,678,917          2,837,456
                                          ------------------   ----------------

Stockholders' equity:
Preferred stock, non-voting; $.001 par; 10,000,000
shares authorized; no shares issued and outstanding       -                  -

Common stock, $.001 par; 70,000,000 shares authorized;
9,779,965  and 9,775,165 issued and outstanding       9,780              9,775

Additional paid-in capital                        1,088,024          1,086,253

Retained earnings (deficit)                      (1,683,344)        (2,181,612)
                                          ------------------   ----------------

          Total stockholders' equity (deficit)     (585,540)        (1,085,584)
                                          ------------------   ----------------

Total liabilities and stockholders'equity       $ 1,093,377   $      1,751,872
                                          ==================   ================







THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                        1

                           BGI, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                           THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)

                                                 2002                  2001
                                           -------------      ----------------

Revenue:
    Charity Station                       $   1,048,695    $           74,557
    Phone Cards                                  81,953               331,502
    Bingo                                         9,797                64,855
                                           -------------      ----------------

          Total revenue                       1,140,445               470,914
                                           -------------      ----------------

Cost of revenue:
    Charity Station                             245,402                 5,022
    Phone Cards                                  21,143               247,099
    Bingo                                             -                39,040
    Machine                                      84,043                64,498
Depreciation
                                           -------------      ----------------

          Total cost of revenue                 350,588               355,659
                                           -------------      ----------------

Gross Profit                                    789,857               115,255

General & Administrative                        264,887               253,939
Depreciation & Amortization                       8,963                16,231
                                           -------------      ----------------

    Operating income (loss)                     516,007             (154,915)

Gain on sale of fixed assets                          -              (41,569)
Interest expense                                  1,951                31,310
                                           -------------      ----------------

Net income (loss) before                        514,056             (144,656)
taxes
                                           -------------      ----------------

Income Tax Expense:
    Current                                     135,075                     -
    Deferred                                  (119,287)                     -
                                           -------------      ----------------

Total Income Tax Expense                         15,788                     -
                                           -------------      ----------------

Net income (loss) after taxes             $     498,268    $        (144,656)
                                           =============      ================

Basic income (loss) per common share      $         .05    $            (.02)
                                           =============      ================

Diluted income (loss) per common share    $         .05    $            (.02)
                                           =============      ================




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           BGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)

                                                                        2002            2001
                                                                    -----------       ---------
Operating activities:
    Net Income/(loss)                                            $    498,268      $ (144,656)

Adjustments to reconcile net loss to net cash
    from operating activities:
        Depreciation and amortization                                  93,006         115,232
        Provision for bad debts                                        89,000          14,095
        Gain on the sale of fixed assets                                    -         (41,569)

        Common stock issued for services                                    -          21,627
        Deferred financing cost charged to interest                         -           9,484

    Changes in current assets and liabilities:
        Decrease in accounts receivable - trade                       135,538          21,044

        Decrease in inventories                                        14,700          46,865

        Decrease in prepaid expenses asset                              3,208           5,732

        Increase in deferred tax                                     (119,287)

        Decrease in accounts payable and accrued liabilities         (107,676)        (59,909)

        Increase in income taxes payable                              135,075               -

        Decrease in accrued litigation expense                       (883,761)               -
                                                                    -----------     -----------

Net cash used by operating activities                                (141,929)        (12,055)
                                                                    -----------     -----------

Investing activities:
Purchase of property and equipment                                   (253,290)        (11,976)
Increase (decrease) in other assets                                    (2,499)           4,900
Proceeds from sale of equipment                                              -          45,000
                                                                    -----------     -----------

Cash provided (used) by investing activities                         (255,789)          37,924
                                                                    -----------     -----------

Financing activities:
Payments on long-term debt                                            (96,955)        (19,607)
Payments on long-term leases                                             (422)        (20,774)
Issuance of Common Stock                                                1,776               -
                                                                    -----------     -----------

Cash provided (used) by  financing activities                         (95,601)        (40,381)
                                                                    -----------     -----------

Net increase (decrease) in cash and cash equivalents                 (493,319)        (14,512)

Cash and cash equivalents at beginning of period                      521,894          58,124
                                                                    -----------     -----------

Cash and cash equivalents at end of period                       $     28,575  $       43,612
                                                                    ===========     ===========

Supplemental disclosures of cash flow information:
Interest paid                                                    $      1,951  $       31,305
                                                                    ===========     ===========
Taxes paid                                                       $          -  $        2,288
                                                                    ===========     ===========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           BGI, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION:
BGI, Inc., formerly Bingo & Gaming International, Inc., was formed in 1981 and was dormant from 1984 through November 1994. The Company's main business is leasing equipment and providing services used in charity fundraising. The Company's primary product - the Charity Station sweepstakes machine - uses a sweepstakes game as an incentive to help non-profit organizations raise funds. The Company also sells phone cards with a sweepstakes incentive and leases facilities and equipment to charity bingo operations.

PREPARATION OF INTERIM FINANCIAL STATEMENTS
The consolidated financial statements have been prepared by BGI, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-KSB.

GOING CONCERN
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The multiple seizures of the Company's Charity Station sweepstakes machines and related litigation (see note 3) has caused many of the Company's charity customers to discontinue the operation of Charity Station machines due to the uncertain legal environment. This has caused a substantial decrease in the Company's revenue. Also the litigation has caused a significant increase in the Company's legal expenses. Further, substantially all of the Company's cash balance was seized in January 2002.

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

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company evaluates the collectability of its accounts receivable based on its knowledge of a customer's inability to meet its financial obligations and records a specific allowance based on what it believes will be collected.

INVENTORIES
Inventories, which consist of phone cards and paper are valued at the lower of cost or market using the first-in, first-out method.

PROPERTY, EQUIPMENT AND DEPRECIATION AND AMORTIZATION
Property and equipment are stated at cost, net of accumulated depreciation and amortization. For financial

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES - CONTINUED

statement purposes, depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the term of the related lease or the useful life of the leasehold improvements. Accelerated depreciation methods are used for tax purposes.

TAXES ON INCOME
The Company accounts for income taxes under the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates. The Company provides a valuation allowance against its deferred tax assets to the extent that management estimates that "more likely than not" such deferred tax assets will not be realized.

REVENUE RECOGNITION
Machine rental revenue is based on a percentage of revenue generated from the machines less sweepstakes prizes and is recognized as the revenue is generated. Machine rental revenue is billed weekly.

Phone card sales are recognized when the phone cards are delivered to the customer. Phone cards are shipped COD.

Revenue on bingo hall leases is recognized monthly based on contracted lease payments.

ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS
Certain prior-year amounts are reclassified to conform to current-year presentation.

STOCK BASED COMPENSATION
The Company accounts for its employee stock-based award plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the market price of the underlying stock at the grant date exceeds the exercise price.

NEW  ACCOUNTING  PRONOUNCEMENTS
On January 1, 2002, the Company adopted Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 supersedes Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Statement 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Adoption of Statement 144 had no impact on the financial position of the Company or its results of operations.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("Statement 145"). Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Statement 145 also rescinds FASB Statement No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement 145 also

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES - CONTINUED

amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Early adoption of Statement 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which the statement issued. The Company has elected to early adopt this statement effective January 1, 2002. Management does not believe adoption of this statement materially impacted the Company's financial position or results of operations.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company's Chairman and several employees made investments in entities that manage Charity Station locations for the Company's charity customers. Although the Company does not contract directly with the Charity Station managers, the charities whose locations were managed by the entities in which the investments were made paid the same or higher rent to the Company as charities who used unaffiliated managers.

Effective December 31, 2001, the Board of Directors has determined that officers, directors, and employees are not permitted to invest in additional entities that operate the Charity Station locations.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company has experienced several seizures of its Charity Station sweepstakes machines by regulatory authorities in several jurisdictions. The following is a summary of those actions:

McAllen

In October 2001, twenty-five of the Company's Charity Station machines were seized from a location in
McAllen, Texas by investigators with the Hildalgo County District Attorney's Office. The investigators alleged that the machines were "8 liner" video gambling devices. The machines were returned to the Company in January 2002 in exchange for an agreed judgment that made no admissions as to liability and a payment by the Company of $20,000.

Bexar County

In October 2001, eight of the Company's Charity Station machines were seized from a location in Converse, Texas by an investigator with the Texas Lottery Commission alleging that the machines were illegal "8 liner" video gambling devices. In late December 2001 and January 2002, the Texas Lottery Commission and the Bexar County District Attorney's office seized three of the Company's bank accounts with balances totaling $985,435 as well as the bank accounts of several officers and directors of the Company. Although no criminal charges have been filed, Bexar County has filed civil forfeiture claims based upon alleged violations of certain laws relating to organized crime, money laundering and state securities fraud.

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

Due to the uncertain outcome of the litigation against the Company, the financial statements have been prepared assuming the Company will not prevail and the Company's charitable sweepstakes fundraising program is deemed to be illegal. As a result, the Company recorded a $3,661,245 charge in 2001 related to legal fees, cash seizures, and impairment of equipment. During the quarter ended March 31, 2002, the related accrued litigation expense was reduced by the following amounts: $660,401 related to cash seized in January, $209,720 related to asset impairment, and $218,440 related to legal fees paid during the quarter. As of March 31, 2002, $863,110 remains in Accrued Litigation Expense.

In July 2001, the Company entered into a series of agreements with a management company to provide financial, investor relations and general management services. In consideration for these services, the Company also entered into a warrant agreement and issued warrants to purchase 250,000 shares of common stock at $.40 per share. The agreement provided for warrants for an additional 1,750,000 shares of common stock at $.40 per share if the Company's stock attained certain price levels. The Company has recorded $88,963 as compensation expense related to the 250,000 warrants issued. The Company terminated these agreements in October 2001 and does not believe any cash or stock compensation is due under the agreements. No action has been taken against the Company related to the termination of the contracts. If a claim was to be made, although the Company believes it will prevail, no assurances to that affect can be given. In addition, in the event a claim is brought against the Company, the cost of defending against the claim could be substantial.

The Company leases its general offices and a bingo facility. During the year ended December 31, 2001, the leases for general offices expired and are leased month to month. The lease for the bingo facility will expire in May 2002. The tenant of the Company's bingo facility prepaid the rent through the May 2002 expiration date. Deferred rent at March 31, 2002 is $9,796.

NOTE 4 - EARNINGS PER SHARE

Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the quarter ended March 31, 2002, diluted income or loss per common share is computed based on the weighted average number of common shares outstanding, after giving effect to the potential issuance of Common Stock on the exercise of options and warrants and the impact of assumed conversions. The following table provides a reconciliation between basic and diluted shares outstanding:

                                                   Three Months Ended March 31,
                                                     2002                2001
                                                     ----                ----
Weighted average number of common shares
used  in basic earnings per                       9,779,218           9,218,150
share

Effect of dilutive securities:
     Stock Options                                  524,353                   -

     Warrants                                       151,121                   -
                                               ----------------    -------------

Weighted average number of common shares
and dilutive potential common stock used in
diluted earnings per share                       10,454,692           9,218,150
                                               ================    =============

1,591,000 and 843,000 options and warrants were excluded from weighted average shares outstanding for the three months ended March 31, 2002 and 2001, respectively, because they are anti-dilutive.

NOTE 5 - SEGMENT REPORTING

The Company's operations are divided into operating segments using individual's products or services. The Company has three operating segments. The Charity Station segment leases equipment to charities and provides services for use in fundraising. The phone card segment sells prepaid phone cards which permit customers to enter a free promotional sweepstakes offering cash prizes. The charity bingo facility segment operates as a lessor of charity bingo facilities. Each operating segment uses the same accounting principles as reported in Note1, Summary of Significant Accounting Policies, and the Company evaluates the performance of each segment using before-tax income or loss from continuing operations. The segment information for revenues and cost of revenues has been reported on the statement of operations.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

Risks Regarding Forward Looking Statements

This report contains various "forward-looking statements" within the meaning of federal and state securities laws, including those identified or predicated by the words "believes," "anticipates," "likely," "expects," "plans," or similar expressions. Such statements are subject to a number of known and unknown risks and uncertainties that could cause the actual results to differ materially from any results contained or implied by any forward-looking statement made. Such factors include, but are not limited to, those described under "Risk Factors" in the Company's annual report on Form 10-KSB. Given these uncertainties, investors are cautioned not to place undue reliance upon such statements which speak only as of the date they were made.


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



                             Results Of Operations

                          QUARTER ENDED MARCH 31, 2002
                   COMPARED WITH QUARTER ENDED MARCH 31, 2001

Total revenues for the quarter ended March 31, 2002, were $1,140,445 as compared to $470,914 for the quarter ended March 31, 2001. This 142% increase was the result of the introduction of the Company's Charity Station sweepstakes-based fundraising program in 2001. In an effort to focus on the Charity Station line of business, the Company converted all phone card machines to Charity Station machines during 2001. Phone card revenues for the first quarter of 2002 of $81,953 represent the sale of phone cards to owners of phone card machines and account for only 7.2% of total revenue. Over 80% of the revenue for the quarter ended March 31, 2002 was generated in the month of January, prior to the curtailment of almost all of the Company's revenue generating activities due to the seizure of cash and Charity Station machines by certain Texas regulatory authorities. Revenue generated in February and March 2002 was $183,071.

Gross profit was $789,857, or 69.3% of total revenue, for the quarter ended March 31, 2002 as compared to $115,255, or 24.5% of total revenue, for the quarter ended March 31, 2001. The improved gross profit percentage is a result of the higher margins of the Charity Station machines as compared to phone card sales and bingo hall leasing. Gross profit is not comparable year to year because phone card machines require the Company to purchase phone cards to stock the machine. The Charity Station machines are used to solicit charitable contributions, and charities pay rent based on the amount of funds raised; therefore, there is no product cost to the Company.

General and administrative expenses for the quarter ended March 31, 2002 were $264,887 as compared to $253,939 for the quarter ended March 31, 2001. As a percentage of revenue, general and administrative expenses dropped from 53.9% to 23.2% as a result of better scaling of general and administrative expenses over a larger revenue base. Additionally, in February 2002 the Company terminated over half of its employees and reduced salaries for the remaining employees by 50% as a result of the cash seizures referred to above.

The Company generated net income of $498,268 for the quarter ended March 31, 2002 as compared to a net loss of $144,656 for the quarter ended March 31, 2001for the reasons explained above.

LIQUIDITY

As of March 31, 2002, the Company had a cash balance of $28,575, a $493,319 decrease from December 31, 2001. Certain regulatory authorities in the State of Texas seized two of the Company's bank accounts totaling $660,401 in January 2002 and one bank account totaling $325,034 in December 2001. Due to the seizures and the subsequent curtailment of almost all revenue generating activities using the Company's machines, there can be no assurances that its current operations can be sustained using cash from operations. The funding of operations and the cost of the ongoing litigation may require the Company to obtain additional financing. The Company has no bank lines of credit or other sources of additional financing and there can be no assurances that the Company will be able to obtain any such funding on terms acceptable to it, or at all.

Cash used by operating activities was $141,929 for the quarter ended March 31, 2002. Net income of $498,268 was more than offset by the decrease in the litigation reserve due to the cash seizure and legal fees paid during the quarter. During the quarter ended March 31, 2001 cash used by operating activities was $12,055.

During the three months ended March 31, 2002, the Company used $255,789 in funds for investing activities which consisted almost exclusively of purchases of Charity Station machines for use in the Company's fundraising programs. This compares to cash provided by investing activities of $37,924 during the corresponding period of 2001 which was related to the sale of a bingo hall lease and the related equipment.

The Company used $95,601 for financing activities during the three months ended March 31, 2002 related to the pay-off of various notes. This compares to cash used in financing activities of $40,381 during the corresponding period of 2001 which was related to payments on various notes and equipment leases.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.
          ------------------

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

In January 2002, the Company became aware that the Forth Worth Police Department had seized twenty of its machines in November 2001 as illegal "8 liner" video gambling devices. No civil or criminal proceedings have been initiated against the Company.

In January 2002, the Laredo police department seized a total of seventy-two machines at two locations as illegal "8 liner" video gambling devices. No civil or criminal proceedings have been initiated against the Company.

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

ITEM  2.  CHANGES  IN  SECURITIES.
               None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.
               None


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
               None

ITEM  5.  OTHER  INFORMATION.\
               None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.\

(a)      EXHIBITS
              None

(b)      Reports in Form 8-K
              No reports on Form 8-K were filed in the quarter ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: May 20, 2002               By:  /s/ Reid Funderburk
      ------------                     -------------------
                                          Reid Funderburk
                                          Interim Chief Executive Officer

Date: May 20, 2002                By:  /s/ William Schwartz
      -------------                    ---------------------
                                           William Schwartz
                                           Chief Financial Officer