Form 10QSB
period 2002-06-30
BGI INC
filed 2002-08-13
CIK 355590

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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

         Yes  X    No __


THERE WERE 9,812,528 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF AUGUST 13, 2002.


Transitional Small Business Issuer Format Yes   ( )      No     (X)

                                TABLE OF CONTENTS


                                                                         PAGE
                                                                        NUMBER


PART  I:


ITEM  1.  FINANCIAL  STATEMENTS                                            3
          ---------------------


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS                          11
          --------------------------------------


PART  II:


ITEM  1.  LEGAL  PROCEEDINGS                                              13
          ------------------


ITEM  2.  CHANGES  IN  SECURITIES                                         14
          -----------------------


ITEM  3.  DEFAULTS  UPON  SENIOR SECURITIES                               14
          ---------------------------------


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS     14
          -----------------------------------------------------------


ITEM  5.  OTHER  INFORMATION                                              14
          ------------------


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                           14
          -------------------------------------

PART  I

ITEM 1.  FINANCIAL STATEMENTS

                           BGI, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                            ASSETS                              JUNE 30,               DECEMBER 31,
                            ------
                                                                  2002                     2001
                                                               (UNAUDITED)               (AUDITED)
                                                            ------------------     ----------------------
Current assets:
    Cash and cash equivalents                            $             29,902   $                521,894
    Accounts receivable - trade, net                                   76,445                    263,227
                                                                            -                     14,700
Inventories
    Prepaid expenses                                                   23,359                      3,208
    Deferred tax asset                                                324,370                    253,210
                                                            ------------------     ----------------------
         Total current assets                                         454,076                  1,056,239

Property and equipment, net                                           554,464                    691,515

Other assets:
 Deposits                                                               6,618                      4,118
                                                            ------------------     ----------------------

   Total  assets                                         $          1,015,158   $              1,751,872
                                                            ==================     ======================

            LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable - trade                             $            272,077   $                407,658
    Income taxes payable                                              367,294                    286,723
    Accrued expenses                                                  146,165                     68,002
    Accrued litigation                                                717,673                  1,951,671
expense
    Current maturities of long-term debt                               10,663                    110,325
    Current maturities of lease obligations                             2,047                      1,839
                                                            ------------------     ----------------------

          Total current liabilities                                 1,515,919                  2,826,218


Long-term debt, net of current maturities                               7,707                      7,586
Long-term portion of lease obligations                                  2,574                      3,652
                                                            ------------------     ----------------------

          Total liabilities                                         1,526,200                  2,837,456
                                                            ------------------     ----------------------

Stockholders' deficit:
Preferred stock, non-voting; $.001 par; 10,000,000
    shares authorized; no shares issued and                                                            -
outstanding
Common stock, $.001 par; 70,000,000 shares authorized;
    9,812,528  and 9,775,165 issued and                                 9,812                      9,775
outstanding
Additional paid-in capital                                          1,109,636                  1,086,253
Retained deficit                                                  (1,630,490)                (2,181,612)
                                                            ------------------     ----------------------

          Total stockholders' deficit                               (511,042)                (1,085,584)
                                                            ------------------     ----------------------

          Total liabilities and stockholders' deficit    $          1,015,158   $              1,751,872
                                                            ==================     ======================

The accompanying notes are an integral part of these condensed financial statements.

                           BGI, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                               Three Months Ended                Six Months Ended
                                         --------------------------------    --------------------------
                                              June 30,        June 30,       June 30,       June 30,
                                                2002            2001           2002           2001
                                            -------------   -------------    ----------    ------------
Revenue:

    Charity station                      $       585,041         599,389  $  1,633,736  $      642,445
    Phone cards                                   38,170         101,532       120,124         433,035
    Bingo                                          9,797          28,234        19,592         124,589
                                            -------------   -------------    ----------    ------------

         Total revenue                           633,008         729,155     1,773,452       1,200,069
                                            -------------   -------------    ----------    ------------

Cost of revenue:

    Charity station                               83,172          59,956       328,573          64,978
    Phone cards                                   14,654          91,898        35,796         338,997
    Bingo                                              -           1,708             -          40,748
    Machine depreciation                          85,626          64,498       169,670         128,996
                                            -------------   -------------    ----------    ------------

         Total cost of revenue                   183,452         218,060       534,039         573,719
                                            -------------   -------------    ----------    ------------

             Gross profit                        449,556         511,095     1,239,413         626,350

General and administrative expenses              401,306         241,265       666,194         495,204

Depreciation and amortizati                        8,961          58,630        17,924          74,861
                                            -------------   -------------    ----------    ------------

Operating income                                  39,289         211,200       555,295          56,285

Gain on sale of fixed assets                       8,200           4,602         8,200          46,165

Interest expense                                 (1,012)        (43,840)       (2,962)        (75,144)
                                            -------------   -------------    ----------    ------------

             Income before income tax             46,477         171,962       560,533          27,306

Income tax (expense) benefit
    Current                                       54,505               -      (80,570)               -
    Deferred                                     (48,127)               -        71,160               -
                                            -------------   -------------    ----------    ------------

Total income tax (expense) benefit                 6,378               -       (9,410)               -
                                            -------------   -------------    ----------    ------------

       Net  income                       $        52,855         171,962  $    551,123  $       27,306

                                            =============   =============    ==========    ============

Basic income per common share            $           .01             .02  $        .06  $          .00
                                            =============   =============    ==========    ============

Diluted income per common share          $           .01             .02  $        .05  $          .00
                                            =============   =============    ==========    ============






The accompanying notes are an integral part of these condensed financial statements.

                           BGI, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Six Months Ended June 30,
                                                             2002              2001
                                                        ----------------    ------------
Operating activities:
Net income                                           $          551,123  $       27,306
Adjustments to reconcile net income to net cash inco
    Depreciation and amortization                               187,594         203,857
    Provision for bad debts                                     103,999          14,095
    Recovery from bad debts                                           -               -
    Stock issued for services                                         -          43,951
    Deferred financing cost                                    (71,160)          34,484
    Gain on disposal of property                                (8,200)        (46,165)
Changes in current assets and liabilities:
    Accounts receivable                                          82,783        (32,960)

    Inventories                                                  14,700          73,483
    Prepaid expenses                                           (20,151)          11,599
    Accounts payable - trade and accrued expenses              (37,476)       (159,010)
    Accrued taxes                                                80,570               -
    Accrued litigation expense                              (1,029,198)               -
                                                        ----------------    ------------

Cash provided (used) by operating activities                  (145,416)         170,640
                                                        ----------------    ------------

Investing activities:
Purchase of property and equipment                            (256,942)        (11,974)
Decrease in other assets                                        (2,499)         (5,100)
Proceeds from sale of equipment                                  10,000          62,000
                                                        ----------------    ------------

Cash provided (used) by investing activities                  (249,441)          44,926
                                                        ----------------    ------------

Financing activities:
Payments on long-term debt                                     (99,541)        (65,507)
Payments on long-term leases                                      (870)
                                                                               (58,693)
Proceeds from issuance of common stock                            3,276               -
                                                        ----------------    ------------

Cash provided (used) by financing activities                   (97,135)       (124,200)
                                                        ----------------    ------------

Net increase (decrease) in cash                               (491,992)          91,366

Cash at beginning of period                                     521,894          58,124
                                                        ----------------    ------------

Cash at end of period                                $           29,902  $      149,490
                                                        ================    ============

Supplemental disclosures of cash flow information:
Interest paid                                        $            1,012  $       75,144
                                                        ================    ============

Cash flow from non-cash transfer activities
   Purchases of fixed assets                         $                -  $     (14,982)
   Proceeds from long term debt                                       -          14,982
                                                        ----------------    ------------
                                                     $                -  $            -
                                                        ================    ============


The accompanying notes are an integral part of these condensed financial statements.

                           BGI, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2002

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

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES - CONTINUED

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

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES - CONTINUED

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("Statement 145"). Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Statement 145 also rescinds FASB Statement No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Early adoption of Statement 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which the statement issued. The Company has elected to early adopt this statement effective January 1, 2002. Adoption of this statement has not materially impacted the Company's financial position or results of operations.

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

Rio Grande City

In June 2002, the Rio Grande City Police Department seized thirty-three of the Company's Charity Station machines that were leased to the Veterans of Foreign Wars in Rio Grande City, Texas. No civil or criminal procedures have been initiated against the Company.

An unfavorable ruling in any of these proceedings could have a material adverse effect on the Company's business.

Due to the uncertain outcome of the litigation against the Company, the financial statements have been prepared assuming the Company will not prevail and the Company's charitable sweepstakes fundraising program is deemed to be illegal. As a result, the Company recorded a $3,661,245 charge in 2001 related to legal fees, cash seizures, and impairment of equipment. During the six months ended June 30, 2002, the related accrued litigation expense was reduced by $209,720 related to asset impairment, $660,401 related to cash seized in January and $363,876 related to legal fees paid during the six-month period. As of June 30, 2002, $717,673 remains in Accrued Litigation Expense.

In July 2001, the Company entered into a series of agreements with a management company to provide financial, investor relations and general management services. In consideration for these services, the Company also entered into a warrant agreement and issued warrants to purchase 250,000 shares of common stock at $.40 per share. The agreement provided for warrants for an additional 1,750,000 shares of common stock at $.40 per share if the Company's stock attained certain price levels. The Company recorded $88,963 as compensation expense related to the 250,000 warrants issued in 2001. The Company terminated these agreements in October 2001. In July 2002, the Company accrued $97,544 as compensation expense for a pending part cash and part warrant settlement related to these agreements.

The Company leases its general offices and a bingo facility. During the year ended December 31, 2001, the leases for general offices expired and are leased month to month. The lease for the bingo facility expired in May 2002.

NOTE 4 - EARNINGS PER SHARE

Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For three and six months ended June 30, 2002, diluted income or loss per common share is computed based on the weighted average number of common shares outstanding, after giving effect to the potential issuance of Common Stock on the exercise of options and warrants and the impact of assumed conversions. The following table provides a reconciliation between basic and diluted shares outstanding:

                                                   Three Months Ended June 30,          Six Months Ended June 30,
                                                   ---------------------------          -------------------------
                                                     2002               2001              2002              2001
                                                     ----               ----              ----              ----
Weighted average number of common shares
used  in basic earnings per                           9,790,600         9,574,158         9,785,148        9,486,700
share

Effect of dilutive securities:
     Stock Options                                      233,871           161,519           379,641          186,195

Warrants                                                      -                 -            99,310                -
                                                ----------------    --------------    --------------    -------------

Weighted average number of common shares
and dilutive potential common stock used in
diluted earnings per share                           10,024,471         9,735,677        10,264,099        9,672,895
                                                ================    ==============    ==============    =============


For the three months ending June 30, 2002, and 2001, respectively, 906,000 and 843,000 options and warrants were excluded from weighted average shares outstanding because they were antidilutive.

For the six months ending June 30, 2002, and 2001, respectively, 592,000 and 843,000 options and warrants were excluded from weighted average shares outstanding because they were antidilutive.


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



Results  Of  Operations

                           QUARTER ENDED JUNE 30, 2002
                   COMPARED WITH QUARTER ENDED MARCH 31, 2001

Total revenues for the quarter ended June 30, 2002, were $633,008 as compared to $729,155 for the quarter ended June 30, 2001. Charity Station revenue was essentially unchanged for the quarter ended June 30, 2001, as many of the Charity Station machines that were purchased and put in service in late 2001 have been seized or taken out of service because many of the Company's charity customers have elected to discontinue operation due to the uncertain regulatory climate. Additionally, in some locations, the Company's charity customers are electing to pay sweepstakes prizes in gift certificates instead of cash in order to better comply with the wishes of local regulatory authorities. In these locations, machine rental fees are considerably less than those locations that pay out cash. The Company had approximately 175 Charity Station machines leased at June 30, 2002, and 2001. Phone card revenue decreased by 62% for the quarter ended June 30, 2002, as compared to the quarter ended June 30, 2001, as the Company still had a significant number of phone card machines operating during the 2001 quarter. During the 2002 quarter, the Company sold phone cards primarily to customers who own their own machines as essentially all of the Company's phone card machines have been converted to Charity Station machines. Bingo revenue decreased from $28,234 in the 2001 quarter to $9,797 in the 2002 quarter. The decrease resulted from the Company's decision not to renew its bingo facility leases.

Gross profit was $449,556, or 71% of total revenue, for the quarter ended June 30, 2002, as compared to $511,095, or 70% of total revenue, for the quarter ended June 30, 2001. The increase in gross profit as a percentage of revenue is due to a lower cost of phone cards in the 2002 quarter as compared to the 2001 quarter.

General and administrative expenses for the quarter ended June 30, 2002, were $401,306 as compared to $241,265 for the quarter ended June 30, 2001. The increase is due to an accrual related to a pending contract settlement and increased legal expense. The Company accrued approximately $97,000 related to a pending part cash, part equity settlement of a contract dispute with a management company that was engaged in 2001. The Company has incurred increased legal expense related to the efforts to educate various local regulatory authorities where the Company's machines are located on the legal basis for their operation in order to help reduce the risk of further seizures.

The Company generated net income of $52,855 for the quarter ended June 30, 2002, as compared to a net income of $171,962 for the quarter ended March 31, 2001, for the reasons explained above.


                         SIX MONTHS ENDED JUNE 30, 2002
                  COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

Total revenues for the six months ended June 30, 2002, were $1,773,452 as compared to $1,200,069 for the six months ended June 30, 2001. Charity Station revenue grew from $642,445 in the 2001 period to $1,633,736 in the 2002 period. Over 60% of the revenue for the six months ended June 30, 2002, was generated in the month of January, prior to the curtailment of much of the Company's revenue generating activities due to the seizure of cash and Charity Station machines by certain Texas regulatory authorities. Phone card revenue decreased by 72% for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, as the Company still had a significant number of phone card machines operating during the 2001 period. During the 2002 period, the Company sold phone cards primarily to customers who own their own machines as essentially all of the Company's phone card machines have been converted to Charity Station machines. Bingo revenue decreased from $124,589 in the 2001 period to $19,592 in the 2002 period. The decrease resulted from the Company's decision not to renew its bingo facility leases.

Gross profit was $1,239,413, or 70% of total revenue, for the six months ended June 30, 2002, as compared to $626,350, or 52% of total revenue, for the six months ended June 30, 2001. The improved gross profit percentage is a result of the higher margins of the Charity Station machines as compared to phone card sales and bingo hall leasing. Also, the Company was able to lower its phone card costs in 2002 as compared to 2001. Gross profit is not comparable year to year because phone card machines require the Company to purchase phone cards to stock the machine. The Charity Station machines are used to solicit charitable contributions, and charities pay rent based on the amount of funds raised; therefore, there is no product cost to the Company.

General and administrative expenses for the six months ended June 30, 2002 were $666,194 as compared to $495,204 for the six months ended June 30, 2001. The increase is due to an accrual related to a pending contract settlement and increased legal expense. The Company accrued approximately $97,000 related to a pending part cash, part equity settlement of a contract dispute with a management company that was engaged in 2001. The Company has incurred increased legal expense related to the efforts to educate various local regulatory authorities where the Company's machines are located on the legal basis for their operation in order to help reduce the risk of further seizures.

The Company generated net income of $551,123 for the six months ended June 30, 2002 as compared to net income of $27,306 for the six months ended June 30, 2001for the reasons explained above.

LIQUIDITY

As of June 30, 2002, the Company had a cash balance of $29,902, a $491,992 decrease from December 31, 2001. Certain regulatory authorities in the State of Texas seized two of the Company's bank accounts totaling $660,401 in January 2002 and one bank account totaling $325,034 in December 2001. Due to the seizures and the subsequent curtailment of almost all revenue generating activities using the Company's machines, there can be no assurances that its current operations can be sustained using cash from operations. The funding of operations and the cost of the ongoing litigation may require the Company to obtain additional financing. The Company has no bank lines of credit or other sources of additional financing and there can be no assurances that the Company will be able to obtain any such funding on terms acceptable to it, or at all.

Cash used by operating activities was $145,416 for the six months ended June 30, 2002. Net income of $551,123 was more than offset by the $1,029,198 decrease in the litigation reserve due to the cash seizure of $660,401and legal fees paid during the six months of $363,877. During the six months ended June 30, 2001, cash provided by operating activities was $170,640.

During the six months ended June 30, 2002, the Company used $249,441 in funds for investing activities which consisted almost exclusively of a January purchase of Charity Station machines for use in the Company's fundraising programs. This compares to cash provided by investing activities of $44,926 during the corresponding period of 2001 which are related to the sale of a bingo hall lease and the related equipment.

The Company used $97,135 for financing activities during the six months ended June 30, 2002 related to the pay-off of various notes. This compares to cash used in financing activities of $124,200 during the corresponding period of 2001 which are related to payments on various notes and equipment leases.

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

The Company has been advised that the Securities and Exchange Commission has commenced a formal investigation relating to, among other things, certain information contained in certain of the Company's press releases and trading activities in the Company's common stock by certain individuals. The Company is unable at this time to assess the impact that the investigation may have on the Company.

In April 2002, the El Paso Police Department seized sixty-nine of the Company's Charity Station machines at two locations in El Paso, Texas. No civil or criminal proceedings have been initiated against the Company.

In June 2002, the Rio Grande City Police Department seized thirty three of the Company's Charity Station machines that were leased to the Veterans of Foreign Wars in Rio Grand City, Texas. No civil or criminal procedures have been initiated against the Company.

An unfavorable outcome in any of these regulatory matters could have a material adverse effect on the Company's business.

ITEM  2.  CHANGES  IN  SECURITIES.
          -----------------------

               None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.
          ----------------------------------

               None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
          -----------------------------------------------------------

               None

ITEM  5.  OTHER  INFORMATION.
          ------------------

               None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
          -------------------------------------

(a)      EXHIBITS

              None

(b)      Reports in Form 8-K

              No reports on Form 8-K were filed in the quarter ended June 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: ____August 13, 2002_          By:     _/s/ Reid Funderburk______
      --------------------                   -------------------
                                                 Reid Funderburk
                                                 Interim Chief Executive Officer


Date: _____August 13, 2002_                 By:      _/s/ William Schwartz_____
      ---------------------                           --------------------
                                                     William Schwartz
                                                     Chief Financial Officer