Form 10QSB
period 2002-09-30
BGI INC
filed 2002-11-19
CIK 355590

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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

         Yes  X    No


THERE WERE 9,812,528 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF NOVEMBER 14, 2002.


Transitional Small Business Issuer Format Yes          No     X

                                TABLE OF CONTENTS


                                                                        PAGE
                                                                       NUMBER


PART  I:


ITEM  1.  UNAUDITED FINANCIAL  STATEMENTS                                 1

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS                         10

ITEM 3.   CONTROLS AND PROCEDURES                                        12


PART  II:


ITEM  1.  LEGAL  PROCEEDINGS                                             12

ITEM  2.  CHANGES  IN  SECURITIES                                        13

ITEM  3.  DEFAULTS  UPON  SENIOR SECURITIES                              14

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS    14

ITEM  5.  OTHER  INFORMATION                                             14

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                          14

SIGNATURES                                                               15

CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER               16

                           BGI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                            ASSETS                                      SEPTEMBER 30,             DECEMBER 31,
                            ------
                                                                            2002                      2001
                                                                         (UNAUDITED)               (AUDITED)
                                                                    ----------------------    ---------------------
Current assets:
    Cash and cash equivalents                                          $          131,126          $       521,894

    Accounts receivable - trade, net                                               61,048                  263,227
    Inventories                                                                         -                   14,700

    Prepaid expenses and deferred charge                                          252,350                    3,208
    Deferred tax asset                                                                  -                  253,210
                                                                    ----------------------    ---------------------
         Total current assets                                                     444,524                1,056,239


Property and equipment, net                                                       456,751                  691,515


Other assets:
                                                                                    6,618                    4,118
Deposits
    Deferred charge                                                               216,333                        -
                                                                    ----------------------    ---------------------
         Total assets                                            $              1,124,226  $             1,751,872
                                                                    ======================    =====================

            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable - trade                                     $                176,363  $               407,658
    Income taxes payable                                                                -                  286,723
    Accrued expenses                                                               51,184                   68,002
    Accrued litigation                                                            704,391                1,951,671
expense
    Current maturities of long-term debt                                          483,438                  110,325
    Current maturities of lease obligations                                         2,160                    1,839

                                                                    ----------------------    ---------------------
          Total current  liabilities                                            1,417,536                2,826,218

Long-term debt, net of current maturities                                           4,236                    7,586

Long-term portion of lease obligations                                              1,906                    3,652
                                                                    ----------------------    ---------------------

          Total liabilities                                                     1,423,678                2,837,456
                                                                    ----------------------    ---------------------

Stockholders' equity:
Preferred stock, non-voting; $.001 par; 10,000,000
    shares authorized; no shares issued and outstanding                                 -                        -
Common stock, $.001 par; 70,000,000 shares authorized;
    9,812,528  and 9,775,165 issued and outstanding                                 9,812                    9,775
Additional paid-in capital                                                      1,151,428                1,086,253
Retained deficit                                                               (1,460,692)              (2,181,612)
                                                                    ----------------------    ---------------------

          Total stockholders' deficit                                            (299,452)              (1,085,584)

          Total liabilities and stockholders' deficit                    $      1,124,226  $             1,751,872
                                                                    ======================    =====================






ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.
                                        1



                           BGI, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                    Three Months Ended                          Nine Months Ended
                                          ------------------ -- ------------------    ------------------ -- ----------------
                                             September 30          September 30          September 30          September 30
                                                 2002                  2001                  2002                 2001
                                          ------------------    ------------------    ------------------    ----------------
Revenue:
    Machine Rental                     $            572,708  $          1,456,850  $          2,206,444  $        2,130,795
    Phone Cards                                      24,227                19,530               144,351             452,565

    Bingo                                                 -                 6,000                19,592              99,089
                                          ------------------    ------------------    ------------------    ----------------

          Total revenue                             596,935             1,482,380             2,370,387           2,682,449
                                          ------------------    ------------------    ------------------    ----------------

Cost of revenue:
    Machine Rental                                  105,094               100,625               433,668             165,602
    Phone Cards                                      16,820                82,184                52,616             421,180

    Bingo                                                 -                 3,000                     -              43,748

    Machine Depreciation                             87,034                53,730               256,704             182,726
                                          ------------------    ------------------    ------------------    ----------------

          Total cost of revenue                     208,948               239,539               742,988             813,256
                                          ------------------    ------------------    ------------------    ----------------

Gross Profit                                       387,987             1,242,841             1,627,399           1,869,193


General & Administrative                            259,808               578,638               926,000           1,073,841
Depreciation & Amortization                           8,879                14,528                26,803              89,389
                                          ------------------    ------------------    ------------------    ----------------

    Operating income                                119,300               649,675               674,596             705,963

Gain on sale of fixed assets                          8,200                     -                16,400              46,163
Interest expense                                       (627)              (26,837)               (3,589)           (101,982)
                                          ------------------    ------------------    ------------------    ----------------

Net income before taxes                             126,873               622,838               687,407             650,144
                                          ------------------    ------------------    ------------------    ----------------

Income Tax Benefit:
    Current                                               -                     -                     -                   -
    Deferred                                         42,923                     -                33,513                   -
                                          ------------------    ------------------    ------------------    ----------------

Total Income Tax Benefit                             42,923                     -                33,513                   -
                                          ------------------    ------------------    ------------------    ----------------

Net income after taxes                 $            169,796  $            622,838  $            720,920  $          650,144
                                          ==================    ==================    ==================    ================


Basic income per common share          $                .02  $                .06  $                .07  $              .07
                                          ==================    ==================    ==================    ================

Diluted income per common share
                                       $                .02  $                .06  $                .07  $              .07
                                          ==================    ==================    ==================    ================









ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                           BGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                                              2002                  2001
                                                                      ----------------      ----------------
Operating activities:
    Net Income                                                   $            720,920  $            650,144
Adjustments to reconcile net income to net cash
    from operating activities:
        Depreciation and amortization                                         283,507               264,031
        Provision for bad debts                                               103,999                14,095
        Options issued for services                                            41,791                     -
        Gain on the sale of fixed assets                                      (16,400)              (46,262)
        Common stock issued for services                                       20,144               132,913
        Deferred financing cost                                              (71,160)                34,484
    Changes in current assets and liabilities:
        Accounts receivable - trade                                            98,180                21,760
        Inventory                                                              14,700                69,670
        Prepaid expenses and deferred charge                                    6,525                14,099
        Deferred tax asset                                                    324,370                     -
        Accounts payable and accrued liabilities                            (248,114)                49,651
        Income taxes payable                                                (286,723)                     -
        Accrued litigation expense                                        (1,042,480)                     -
                                                                      ----------------      ----------------

Net cash provided (used) by operating activities                             (50,741)             1,204,585
                                                                      ----------------      ----------------

Investing activities:
Purchase of property and equipment                                          (257,143)             (726,064)
Increase (decrease) in other assets                                           (2,500)                 1,973
Proceeds from sale of equipment                                                20,000                82,612
                                                                      ----------------      ----------------

Cash used by investing activities                                           (239,643)             (641,479)
                                                                      ----------------      ----------------

Financing activities:
Payments on long-term debt                                                  (101,614)             (171,562)
Payments on long-term leases                                                  (2,046)             (193,058)
Issuance of Common Stock                                                        3,276                     -
                                                                      ----------------      ----------------

Cash used by  financing activities                                          (100,384)             (364,620)
                                                                      ----------------      ----------------
Net increase (decrease) in cash and cash equivalents                        (390,768)               198,486

Cash and cash equivalents at beginning of period                              521,894                58,124
                                                                      ----------------      ----------------

Cash and cash equivalents at end of period                       $            131,126  $            256,610
                                                                      ================      ================

Supplemental disclosures of cash flow information:
Interest paid                                                    $              3,589  $            101,982
                                                                      ================      ================
Taxes paid                                                       $                  -  $                  -
                                                                      ================      ================
Cash flow from non-cash transfer activities:
Purchases of fixed assets with long-term debt                    $                  -  $             44,982
                                                                      ================      ================
Note payable exchanged for deferred charge                       $            472,000  $                  -
                                                                      ================      ================
Impairment of fixed assets offset against accrued litigation expense  $       204,800  $                  -
                                                                      ================      ================



ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                           BGI, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


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

PREPARATION OF INTERIM FINANCIAL STATEMENTS
The consolidated financial statements have been prepared by BGI, Inc. (the "Company") pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-KSB.

GOING CONCERN
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The multiple seizures of the Company's Charity Station sweepstakes machines and related litigation (see note 3) has caused many of the Company's charity customers to discontinue the operation of Charity Station machines due to the uncertain legal environment. This has caused a substantial decrease in the Company's revenue. Also, the litigation has caused a significant increase in the Company's legal expenses. Further, substantially all of the Company's cash balance was seized in January 2002 by Texas state regulators.

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

                           BGI, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

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

                           BGI, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES - CONTINUED

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

Effective July 1, 2002, the Company adopted Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets, Statement 142 requires that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. Adoption of Statement 142 had no impact on the financial position of the Company or its results of operations.

On July 1, 2002, the Company adopted Financial Accounting Standards No. 143, Accounting for asset Retirement Obligations ("Statement 143"). Statement 143 amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Adoption of Statement 143 had no impact on the financial position of the Company or its results of operations.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company's former Chairman and several employees made investments in entities that manage Charity Station locations for the Company's charity customers. Although the Company does not contract directly with the Charity Station managers, the charities whose locations were managed by the entities in which the investments were made paid the same or higher rent to the Company as charities who used unaffiliated managers.

Effective December 31, 2001, the Board of Directors has determined that officers, directors, and employees are not permitted to invest in additional entities that operate the Charity Station locations.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Litigation

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

                           BGI, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 3 - COMMITMENTS AND CONTINGENCIES - CONTINUED

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

This matter was settled in October 2002. Bexar County released $420,478 of the seized funds which are currently being held in escrow pending the resolution of a U.S. Securities and Exchange Commission investigation of matters related to the Company. Under the terms of the settlement the Company also agreed not to operate any Charity Stations or similar sweepstakes machines in Bexar County until such time as there is a definitive court ruling or legislation confirming that such activities are legal. This settlement does not constitute an admission of guilt, fraud or any wrongdoing on the part of the Company.

Fort Worth

In January 2002, the Company became aware that the Forth Worth Police Department had seized twenty of its Charity Station sweepstakes machines in November 2001 as illegal "8 liner" video gambling devices. No civil or criminal proceedings have been initiated against the Company.

Laredo

In January 2002, the Laredo police department seized a total of seventy-two Charity Station sweepstakes machines at two locations as illegal "8 liner" video gambling devices. The machines were returned to the Company in October 2002 in exchange for an agreed judgment that made no admission to guilt of liability and a payment of $57,600. The Company agreed to remove the machines from the State of Texas.

El Paso

In April 2002, the El Paso Police Department seized sixty-nine of the Company's Charity Station machines at two locations in El Paso. Although no criminal charges have been filed, El Paso County filed two civil forfeiture claims.

Rio Grande City

In June 2002, the Rio Grande City Police Department seized thirty-three of the Company's Charity Station machines that were leased to the Veterans of Foreign Wars in Rio Grande City, Texas. The machines were returned to the Company in October 2002 in exchange for an agreed judgment that made no admission to guilt of liability and a payment of $27,200.

An unfavorable ruling in any of the ongoing proceedings could have a material adverse effect on the Company's business.

Due to the uncertain outcome of the litigation against the Company, the financial statements have been prepared assuming the Company will not prevail and the Company's charitable sweepstakes fundraising program is deemed to be illegal. As a result, the Company recorded a $3,661,245 charge in 2001 related to legal fees, cash seizures, and impairment of equipment. During the nine months ended September 30, 2002, the related accrued litigation expense was reduced by $209,720 related to asset impairment, $660,401 related to cash seized in January and $377,159 related to legal fees paid during the nine-month period. As of September 30, 2002, $704,391 remains in the balance sheet as an accrued litigation expense.

                           BGI, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 3 - COMMITMENTS AND CONTINGENCIES - CONTINUED

Other Commitments and Contingencies

In July 2001, the Company entered into a series of agreements with a management company to provide financial, investor relations and general management services. In consideration for these services, the Company also entered into a warrant agreement and issued warrants to purchase 250,000 shares of common stock at $.40 per share. The agreement provided for the Company to issue warrants for an additional 1,750,000 shares of common stock at $.40 per share if the Company's common stock attained certain price levels. The Company recorded $88,963 as compensation expense related to the 250,000 warrants issued in 2001. The Company terminated these agreements in October 2001. In August, 2002, the Company agreed to pay the management company $35,000 and warrants to purchase an additional 250,000 shares at $.40 per share to settle all claims regarding the agreements. The Company recorded $69,006 of compensation expenses related to this settlement.

In September 2002, the Company entered into an agreement with it's machine supplier to convert 100 of the Company's Charity Station machines to pull-tab dispensing and validating machines and 8-liner machines and place them in Native American gaming facilities in Alabama and Oklahoma. The Company is not responsible for placing, maintaining or collecting the revenue on the machines. As part of the agreement the Company will pay the machine supplier a placement fee of $472,000. The Company recorded a liability and deferred charge related to the placement fee. The deferred charge will be amortized over the length of the agreement. The Company will pay the machine supplier 75% of the revenue it generates from the machines until such time as the placement fee is completely paid.

The Company has been advised that the U.S. Securities and Exchange Commission has commenced a formal investigation relating to, among other things, certain information contained in certain of the Company's press releases and trading activities in the Company's common stock by certain individuals. As a result of this investigation, in October 2002, the Company was advised by staff members of the Division of Enforcement of the Fort Worth District Office of the U.S. Securities and Exchange Commission that they intend to recommend to the Commission that a civil action alleging violations of the antifraud provisions of the Securities Exchange Act of 1934 be commenced against the Company. The Company intends to discuss with the staff the staff's intended recommendations before they are sent to the Commission. The Commission must approve any charges before they can be brought against the Company. The Company is unable at this time to assess the impact that the recommended civil action may have on the Company.

The Company leases its executive offices on a month-to-month basis.

NOTE 4 - EARNINGS PER SHARE

Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the three and nine months ended September 30, 2002 and 2001, diluted income or loss per common share is computed based on the weighted average number of common shares outstanding, after giving effect to the potential issuance of common stock on the exercise of options and warrants and the impact of assumed conversions. The following table provides a reconciliation between basic and diluted shares outstanding:

                           BGI, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 3 - COMMITMENTS AND CONTINGENCIES - CONTINUED

                                                       Three Months Ended Sep 30,           Nine Months Ended Sep 30,
                                                       --------------------------           -------------------------
                                                         2002               2001              2002              2001
                                                         ----               ----              ----              ----
Weighted average number of common shares
used  in basic earnings per share                     9,812,528         9,685,165       9,794,375          9,555,452


Effect of dilutive securities:
     Stock Options                                      283,807           590,264           406,106          360,550

     Warrants                                            40,373            79,400           235,977           16,472
                                                ----------------    --------------    --------------    -------------

Weighted average number of common shares
and dilutive potential common stock used in
diluted earnings per share                           10,136,708        10,354,829        10,436,458        9,932,474
                                                ================    ==============    ==============    =============

For the three months ending September 30, 2002, and 2001, respectively, 1,010,000 and 497,000 options and warrants were excluded from weighted average shares outstanding because they were antidilutive.

For the nine months ending September 30, 2002, and 2001, respectively, 652,000 and 1,017,000 options and warrants were excluded from weighted average shares outstanding because they were antidilutive.

In August 2002, the Company adopted the 2002 Nonstatutory Stock Option Plan providing for the issuance of up to 1,500,000 options for the purchase of the Company's common stock. During the quarter and nine months ended September 30, 2002, there were 1,050,000 options issued under the plan.

During the quarter and nine months ended September 30, 2002, the Company issued 150,000 options under the 1999 Incentive Stock Option Plan.

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

Results  Of  Operations

                      Three Months Ended September 30, 2002
             Compared with the Three Months Ended September 30, 2001

Total revenues for the quarter ended September 30, 2002, were $596,935 as compared to $1,482,380 for the quarter ended September 30, 2001. Machine rental revenue dropped 61% from $1,456,850 in the 2001 quarter to $572,708 in the 2002 quarter as many of the Charity Station machines that were purchased and put in service in 2001 have been seized by Texas regulatory authorities or taken out of service because many of the Company's charity customers have elected to discontinue operation due to the uncertain regulatory climate. Additionally, in some locations, the Company's charity customers are electing to pay sweepstakes prizes in gift certificates instead of cash in order to comply with the wishes of local regulatory authorities. In these locations, machine rental fees are considerably less than those locations that pay out cash. The Company had approximately 279 Charity Station machines leased at September 30, 2002 compared to 353 leased at September 30, 2001. Phone card revenue increased by 24% for the quarter ended September 30, 2002, as compared to the quarter ended September 30, 2001. The Company sells phone cards primarily to customers who own their own machines as essentially all of the Company's phone card machines have been converted to Charity Station machines. Bingo revenue decreased from $6,000 in the 2001 quarter to $0 in the 2002 quarter. The decrease resulted from the Company's decision not to renew its bingo facility leases.

Gross profit was $387,987, or 65% of total revenue, for the quarter ended September 30, 2002, as compared to $1,242,841 or 84% of total revenue, for the quarter ended September 30, 2001. The decrease in gross profit as a percentage of revenue is due to lower margins on Charity Station machine rental in the 2002 period. Several of the Company's higher margin locations were either shut down by regulatory authorities or closed voluntarily by the Company's charity customers due to the uncertain regulatory environment. Additionally, several of the Company's charity customers have been producing less revenue because they have elected to pay sweepstakes prizes in gift certificates in order to comply with the wishes of local authorities.
                                       10

General and administrative expenses for the quarter ended September 30, 2002, were $259,808 as compared to $578,638 for the quarter ended September 30, 2001. Most of the decrease, $257,000, is due to the elimination of consulting expense related to a series of agreements with a management company to provide the Company with financial, investor relations, and general management services. These agreements were terminated in October 2001 and the Company performed these functions in house during the 2002 quarter. The remaining decrease relates to several positions that were eliminated in 2002 due to the Company's regulatory problems.

Interest expense for the quarter ended September 30, 2002 was $627 as compared to $26,837 for the quarter ended September 30, 2001. Interest expense decreased because the Company paid off most of its debt and capital lease obligations in the late 2001 and early 2002.

The Company generated net income of $169,796 for the quarter ended September 30, 2002, as compared to a net income of $622,838 for the quarter ended September 30, 2001, for the reasons explained above.

                      Nine Months Ended September 30, 2002
             Compared with the Nine Months Ended September 30, 2001.

Total revenues for the nine months ended September 30, 2002, were $2,370,387 as compared to $2,682,449 for the nine months ended September 30, 2001. Machine rental revenue grew from $2,130,795 in the 2001 period to $2,206,444 in the 2002 period due to the greater number of Charity Station machines operating in the early part of 2002. Over 40% of the revenue for the nine months ended September 30, 2002, was generated in the month of January, prior to the curtailment of much of the Company's revenue generating activities due to the seizure of cash and Charity Station machines by certain Texas regulatory authorities. Phone card revenue decreased by 68% for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, as the Company still had a significant number of phone card machines operating during the 2001 period. During the 2002 period, the Company sold phone cards primarily to customers who own their own machines as essentially all of the Company's phone card machines had been converted to Charity Station machines. Bingo revenue decreased from $99,089 in the 2001 period to $19,592 in the 2002 period. The decrease resulted from the Company's decision not to renew its bingo facility leases.

Gross profit was $1,627,399 or 69% of total revenue, for the nine months ended September 30, 2002, as compared to $1,869,193 or 70% of total revenue, for the nine months ended September 30, 2001. The decrease in gross profit as a percentage of revenue is due to lower margins on Charity Station machine rental in the 2002 period. Several of the Company's higher margin locations were either shut down by regulatory authorities or closed voluntarily by the Company's charity customers due to the uncertain regulatory environment. Additionally, several of the Company's charity customers have been producing less revenue because they have elected to pay sweepstakes prizes in gift certificates in order to comply with the wishes of local authorities.

General and administrative expenses for the nine months ended September 30, 2002 were $926,000 as compared to $1,073,841 for the nine months ended September 30, 2001. In the 2001 period, the Company incurred $315,000 in consulting expense related to a series of agreements with a management company to provide the Company with financial, investor relations and general management services. These agreements were terminated in October 2001, and the Company performed these functions in house during the 2002 period. This decrease is partially offset by increased legal expense related to the efforts to educate various local regulatory authorities where the Company's machines are located on the legal basis for their operation in order to help reduce the risk of further seizures.

Interest expense for the nine months ended September 30, 2002 was $3,589 as compared to $101,982 for the nine months ended September 30, 2001. Interest expense decreased because the Company paid off most of its debt and capital lease obligations in the late 2001 and early 2002.

The Company generated net income of $720,920 for the nine months ended September 30, 2002 as compared to net income of $650,144 for the nine months ended September 30, 2001for the reasons explained above.

LIQUIDITY

As of September 30, 2002, the Company had a cash balance of $131,126, a $390,768 decrease from December 31, 2001. Certain regulatory authorities in the State of Texas seized two of the Company's bank accounts totaling $660,401 in January 2002 and one bank account totaling $325,034 in December 2001. Due to the seizures by certain regulators of both the Company's cash and machines and the subsequent curtailment of almost all revenue generating activities using the Company's machines, there can be no assurances that its current operations can be sustained using cash from operations. The funding of operations and the cost of the ongoing litigation may require the Company to obtain additional financing. The Company has no bank lines of credit or other sources of additional financing and there can be no assurances that the Company will be able to obtain any such funding on terms acceptable to it, or at all.

Cash used by operating activities was $50,741 for the nine months ended September 30, 2002. Net income of $720,920 was more than offset by the $1,042,480 decrease in the litigation reserve due to the cash seizure of $660,401and legal fees paid during the nine months of $377,159. During the nine months ended September 30, 2001, cash provided by operating activities was $1,204,585.

During the nine months ended September 30, 2002, the Company used $239,643 in funds for investing activities which consisted almost exclusively of a January purchase of Charity Station machines for use in the Company's operations. This compares to cash used by investing activities of $641,479 during the corresponding period of 2001 which is related to the purchase of new machines.

The Company used $100,384 for financing activities during the nine months ended September 30, 2002 related to the pay-off of various notes. This compares to cash used in financing activities of $364,620 during the corresponding period of 2001 which are related to payments on various notes and equipment leases.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out by the Chief Executive Officer ("CEO") who also serves as the Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO/ CFO has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of the evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

The Company is subject to a variety of regulatory actions by regulatory authorities in several jurisdictions. The following is a summary of those actions:

In October 2001, twenty-five of the Company's Charity Station machines were seized from a location in McAllen, Texas by investigators with the Hildalgo County District Attorney's Office. The investigators alleged that the machines were "8 liner" video gambling devices. The machines were returned to the Company in January 2002 in exchange for an agreed judgment that made no admissions as to guilt or liability and a payment of $20,000.

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

All the above referenced Dallas County and Bexar County cases were settled in October 2002. Bexar County released $420,478 of the seized funds which are currently being held in escrow pending the resolution of a U.S. Securities and Exchange Commission investigation noted below. Under the terms of the settlement the Company also agreed not to operate any Charity Stations or similar sweepstakes machines in Bexar County until such time as there is a definitive court ruling or legislation confirming that such activities are legal. This settlement does not constitute an admission of guilt, fraud or any wrongdoing on the part of the Company.

In January 2002, the Company became aware that the Forth Worth Police Department had seized twenty of its machines in November 2001 as illegal "8 liner" video gambling devices. No civil or criminal proceedings have been initiated against the Company.

In January 2002, the Laredo police department seized a total of seventy-two machines at two locations as illegal "8 liner" video gambling devices. The machines were returned to the Company in October 2002 in exchange for an agreed judgment that made no admission as to guilt or liability and a payment of $57,600.

In January 2002, the Company received a request for information from the Securities and Exchange Commission regarding Charity Station machine purchases and placement as well as information on the trading activity of certain of the Companies officers and directors. The Company has complied with the request.

The Company has been advised that the U.S. Securities and Exchange Commission has commenced a formal investigation relating to, among other things, certain information contained in certain of the Company's press releases and trading activities in the Company's common stock by certain individuals. As a result of this investigation, in October 2002, the Company was advised by staff members of the Division of Enforcement of the Fort Worth District Office of the U.S. Securities and Exchange Commission that they intend to recommend to the Commission that a civil action alleging violations of the antifraud provisions of the Securities Exchange Act of 1934 be commenced against the Company. The Company intends to discuss with the staff the staff's intended recommendations before they are sent to the Commission. The Commission must approve any charges before they can be brought against the Company. The Company is unable at this time to assess the impact that the recommended civil action may have on the Company.

In April 2002, the El Paso Police Department seized sixty-nine of the Company's Charity Station machines at two locations in El Paso, Texas. No civil or criminal proceedings have been initiated against the Company. Although no criminal charges have been filed, El Paso County filed two civil forfeiture suits. On August 12, 2002, Cause No. 20023139 State of Texas vs. 35 Gambling Devices and $12,102.58 in U.S. Currency was filed in the 168th Judicial District Court, El Paso County, Texas. On August 12, 2002, Cause No. 20023140 State of Texas vs. 34 Gambling Devices and $5,819.50 in U.S. Currency was filed in the 168th Judicial District Court, El Paso County, Texas.

In June 2002, the Rio Grande City Police Department seized thirty-three of the Company's Charity Station machines that were leased to the Veterans of Foreign Wars in Rio Grand City, Texas. The machines were returned to the Company in October 2002 in exchange for an agreed judgment that made no admission to guilt or liability and a payment of $27,200.

An unfavorable outcome in any of the ongoing regulatory matters could have a material adverse effect on the Company's business.

ITEM  2.  CHANGES  IN  SECURITIES.

During the quarter ended September 30, 2002, the Company issued to employees from its stock option plans options to purchase an aggregate of 800,000 shares of the Company's common stock and issued
                                       13
directors options to purchase an aggregate of 300,000 shares of common stock . The options have a ten-year term and an exercise price of $0.22 per share. The options were issued to employees as a performance incentive and to directors as compensation for their service as such pursuant to an exemption from registration under Section 2 (3) and/or 4(2) of the Securities Act of 1933.

The Company also issued options and warrants to purchase an aggregate of 400,000 shares of common stock to consultants with exercise prices of $0.21 and $0.22 per share and terms between 2 and 10 years in connection with services rendered. The Company also issued 250,000 warrants with an exercise price of $0.40 per share and a term of approximately 4 years to an entity in connection with the settlement of a contractual dispute. These options and warrants were issued in private transactions pursuant to an exemption from registration under Section 4
(2) of the Securities Act of 1933.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.
               None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
               None

ITEM  5.  OTHER  INFORMATION.
               None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibit

                  99.1 Certification of CEO/CFO

     (b)  Reports in Form 8-K

              No reports on Form 8-K were filed in the quarter ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:     November 18, 2002                By:  /s/ William Schwartz
      ------------------------                -------------------------
                                                    William Schwartz
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

           Certification of Principal Executive and Financial Officer


I, William Schwartz the Chief Executive Officer and Chief Financial Officer of BGI, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of  BGI, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

                                 /s/ William Schwartz
                                  --------------------
                                     William Schwartz,
                                     Chief Executive Officer
                                     and Chief Financial Officer

                                  Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of BGI, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"), I, William Schwartz as Chief Executive and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                       /s/ William Schwartz
                        --------------------
                           William Schwartz
                           Chief Executive Officer and Chief
                           Financial Officer

                                                               November 18, 2002