Form 10KSB
period 2002-12-31
BGI INC
filed 2003-03-31
CIK 355590

U.S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]      ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The issuer's revenues for its most recent fiscal year ended December 31, 2002 - $3,231,067

As of March 20, 2003, the market value of the issuer's common stock held by non-affiliates was $841,591, based on approximately 7,650,828 shares of common stock of the issuer held by non-affiliates.

As of March 20, 2003, there were 9,812,528 shares of the issuer's common stock outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


            Transitional Small Business Disclosure Format Yes No X__
                                       - -

                                TABLE OF CONTENTS


                                                                         Page
                                                                         Number

Item   1.  Description of Business
                                                                             1
Item   2.  Description of Property                                           5

Item   3.  Legal Proceedings
                                                                             5
Item   4.  Submission of Matters to a Vote of Security Holders               6

Item   5.  Market for Common Equity and Related Stockholder Matters          7

Item   6.  Management's Discussion and Analysis                              8

Item   7.  Financial Statements                                             10

Item   8.  Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                         33

Item   9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act             34


Item 10.  Executive Compensation                                            34

Item 11.  Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters                                  36

Item 12.  Certain Relationships and Related Transactions                    37

Item 13.  Exhibits and Reports on Form 8-K                                  38

Item 14.  Controls and Procedures                                           39

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

BGI introduced the Charity Station sweepstakes machine to the charity community in 2001. The Charity Station is a promotional sweepstakes machine that accepts cash donations. Charities place the machines in the location of their choice. The contributor makes a charitable donation by inserting the donation into the bill acceptor on the machine for which the contributor receives a sweepstakes entry. The contributor then presses a button to play the sweepstakes. If the symbols line up in the correct pattern the contributor wins a sweepstakes prize that can be as high as $4,000. As with any sweepstakes game, a free-play option is offered. The contributor can mail in a form to obtain a sweepstakes entry, or in some locations, free plays are dispensed on site. This program is similar to sweepstakes used successfully in the promotion of various products for many years. The Company is paid a percentage of revenue by the charities that lease the machines for providing and maintaining the machines, administering the sweepstakes and training the charities on running the fundraising program.

As of March 20, 2003, the Company had approximately 234 Charity Station machines leased to charities in six locations in Texas. The Company's Charity Station activities have recently been the subject of regulatory action by certain regulatory agencies in the State of Texas. See Item 3 - Legal Proceedings.

The Company also sells long distance phone cards with a sweepstakes incentive and leases other gaming machines that are placed in Native American gaming facilities.

BGI, Inc., was formed in 1981 and was dormant from 1984 through November 1994. Thereafter, in December 1994 the Company commenced operations by managing charity bingo locations. In 1996, the Company expanded its operations by beginning to rent and distribute machines that sold a long distance phone card with a sweepstakes incentive. In 2000, the Company began transitioning out of the charity bingo business since regulatory changes had a negative affect on the economics of the business. In 2001, the Company developed the Charity Station sweepstakes-based fundraising program and began converting its phone card machines to Charity Station machines. Since that time the Company has focused primarily on leasing equipment and providing services relating to the Charity Station program. The Company was incorporated under the laws of Oklahoma. Unless the context otherwise requires, the terms "Company," "BGI," "we," "us" and "our" refer to BGI, Inc., and its subsidiaries Prepaid Plus, Inc., and CYA, Inc. The Company's offices are located at 13581 Pond Springs Road, Suite 105, Austin, Texas 78729, and the phone number is 512-335-0065.

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

The Company does not believe it is regulated by the Fuzzy Animal Act since the Company's fundraising program is a bona fide promotional sweepstakes where there is no requirement to pay for play. However, since the Company's machine physically resembles an 8-liner in that the sweepstakes also uses a tic-tac-toe format to determine sweepstakes winners, regulatory authorities many times do not distinguish the difference between the Company's sweepstakes and the illegal operation of an 8-liner.

Sweepstakes Law

Conducting a bona-fide promotional sweepstakes in the State of Texas is legal. A sweepstakes does not constitute illegal gambling or a lottery because they select a winner by chance. The essence of a sweepstakes is to give away something of value using some sort of random selection process in order to sell more products or services and secure additional profits or patronage. The crucial element that must be present in all sweepstakes to avoid criminal penalties in Texas is the free play option; a person must be given the alternative to play the game without spending his or her money on the contribution, product or service. The Company believes that its activities comply with Texas sweepstakes laws.

Gambling - Texas Penal Code

The Texas Penal code makes the operation of a "lottery" or a "gambling device" a crime. A lottery is defined as "any scheme or procedure whereby one or more prizes are distributed by chance among persons who have paid or promised consideration for a chance to win anything of value". A gambling device is defined as "any electronic, electromechanical, or mechanical contrivance....
that for consideration affords a player an opportunity to obtain anything of value. The award of which is determined solely or partially by chance whether or not the prize is automatically paid by the contrivance". The required payment of consideration is an essential element in both a "lottery" and a "gambling device".

The Company believes its fundraising program is not a lottery and its machines are not gambling devices because, among other reasons, like any other sweepstakes, consideration is not required to play. Each machine has a pad of forms on the side that can be submitted with a self-addressed, stamped envelope to obtain free plays. The free play aspect is highlighted on all signage, in the sweepstakes rules and on the machine itself, all in large type, so that every contributor is aware of the free play alternative.

Since the Company can't predict the outcome of litigation, there can be no assurance that the Company will prevail in its pending litigation with various Texas regulatory authorities, or any other litigation that may occur. If the Company's fund raising program is ultimately determined to be gambling, the loss of this business, the possible forfeiture of cash and other assets, and the possible civil and/or criminal penalties would have a material adverse effect on the Company's business.

Risk Factors

The Company operates in a changing and highly regulated environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect its operations. The following highlights some of the factors that have affected, and in the future could affect, the Company's operations.

The Company is subject to various regulatory actions by certain Texas State regulators that has adversely affected the Company's operations. As noted above, the Company's charity sweepstakes operations in the State of Texas are subject to various laws and regulations regarding the manner in which such business can be transacted. Certain Texas regulators have in the past year taken enforcement action against the Company claiming that the Company's charitable sweepstakes machines are illegal gambling devices. These regulators have seized a substantial number of the Company's Charity Station sweepstakes machines from the locations in which they were being operated as well as the cash contained in the machines. A significant amount of the Company's available cash has also been seized by the regulators from the Company's bank accounts located in Texas.

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

The Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern in their audit report for the financial statements for the year ended December 31, 2002.The Company's auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2002. The paragraph states that the seizure of the Company's equipment and the related litigation have caused a substantial increase in legal expense and a substantial decrease in revenue. If the Company is financially unable to defend itself or does not prevail in the litigation brought against it, it could be forced to cease operations. These factors, and others described in Note 1 and Note 6 of the Notes to the Consolidated Financial Statements, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company has incurred significant historical losses and may incur losses in the future. Although the Company recorded income for the year ended December 31, 2002, the Company incurred losses of $1,200,969 during the year ended December 31, 2001. The Company had a retained deficit of $1,488,777 at December 31, 2002. If the Company does not achieve significantly increased revenues, which are substantially dependent upon the Company achieving a favorable outcome of certain regulatory action commenced against the Company, substantial future losses will be incurred. There can be no assurance that the Company will be able to continue to achieve profitable operations in the future.

Competition could erode revenues and profit margin. The Company competes with other vendors of sweepstakes machines and other charity fundraising programs. The Company competes primarily on the amount of funds raised by charity customers in comparison to products offered by other vendors. While the price charged for the program is a factor that affects profit, the Company believes a more important factor is the appeal of our program to the end user, the contributor. The Company also competes with other vendors on the quality of service it provides such as maintenance and support.

The current legal and regulatory uncertainties may deter other vendors from entering the charity sweepstakes market. If the legal and regulatory uncertainties are resolved, increased competition could result in negative pressure on revenues, profit margins and potential sales opportunities.

Dependence on a few customers. For 2002, one charity, Veterans of Foreign Wars, accounted for approximately 45% of Charity Station revenue and 100% percent of the December 31, 2002, accounts receivable balance. While we believe that our relationship with our charity customers is good, the loss of a principal customer or a reduction in revenue from a principal customer would have a material adverse affect on our financial condition and results of operations.

In addition, the concentration of these customers in Texas presents the additional risk that local economic changes may adversely affect the customers, and therefore, the Company's business more suddenly and disproportionately to national trends.

Significant number of outstanding options and warrants could dilute existing stockholders and could adversely affect earnings per share. As of December 31, 2002, there were options and warrants outstanding to purchase 3,144,000 shares of common stock at exercise prices from $0.13 to $3.00 per share. Of these options and warrants, 1,838,167 are immediately exercisable. To the extent these options and warrants are exercised, dilution to existing stockholders will occur. Even if the options and warrants are not exercised, they may reduce earnings per share to the extent they are considered dilutive for accounting purposes

No cash dividends. The Company has never declared or paid any cash dividends on common stock. The Company intends to retain earnings to finance the growth and development of the business and therefore does not anticipate paying any cash dividends on common stock in the foreseeable future.

Financial results may fluctuate, which could affect stock price. Operating results can vary significantly from period to period due to a number of factors including:

o a decline in revenues or an increase in legal expenses due to a legal challenge in one or more counties; o further loss of machines or cash due to seizure; o our dependence on a small number of major customers located in the State of Texas; and o increased competition from existing and new competitors.

These factors may make it difficult to forecast revenues and expenditures over extended periods. Consequently, operating results for any period could be below the expectations of investors. This in turn could lead to sudden and sometimes dramatic declines in the market price of the Company's common stock.

Customer contracts are typically short term. Most of the Company's contracts with its charity customers have a three-year term and include 30-day cancellation clauses. There is no uniform or predominant expiration date for the contracts. Accordingly, at any point in time, a significant portion of the Company's business is subject to cancellation or non-renewal.

This annual report contains forward-looking statements that may prove inaccurate. This Annual Report on Form 10-KSB contains various "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and state securities laws. These forward-looking statements include those identified or predicated by the words "believes," "anticipates," "likely," "expects," "plans," or similar expressions. Such statements are subject to a number of known and unknown risks and uncertainties that could cause the actual results to differ materially from any results contained or implied by any forward-looking statement made. Such factors include, but are not limited to, those described under "Risk Factors." Given these uncertainties, investors are cautioned not to place undue reliance upon such statements which speak only as of the date they were made.

Employees

On March 20, 2003, the Company had nine employees all employed on a full-time basis. The Company's relationship with its employees is believed to be satisfactory. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.

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

Item 3.  Legal Proceedings.

During and subsequent to 2002, the Company has been subject to a variety of regulatory actions by regulatory authorities in several jurisdictions. The following is a summary of those actions:

In October 2001, twenty-five of the Company's Charity Station machines were seized from a location in McAllen, Texas by investigators with the Hildalgo County District Attorney's Office. The investigators alleged that the machines were "8 liner" video gambling devices. The machines were returned to the Company in January 2002 in exchange for an agreed judgment in which the Company made no admissions as to guilt or liability and the Company made a payment of $20,000.

In October 2001, eight of the Company's Charity Station machines were seized from a location in Converse, Texas by an investigator with the Texas Lottery Commission alleging that the machines were illegal "8 liner" video gambling devices. In late December 2001 and January 2002, the Texas Lottery Commission and the Bexar County District Attorney's office seized three of the Company's bank accounts with balances totaling $985,435 as well as the bank accounts of several individuals who at the time were officers and directors of the Company. Although no criminal charges were filed, Bexar County filed three separate civil forfeiture claims alleging organized crime, money laundering and state securities fraud. On January 25, 2002, Cause No. 2002 CI 00715 State of Texas vs. Three Hundred Twenty Five Thousand Thirty Four Dollars and Eighty Seven Cents ($325,034.87) United States Currency was filed in the 45th Judicial District Court; Bexar County Texas. On April 1, 2002 Cause No. 2002 CI 03172; State of Texas vs. Thirty One Thousand Forty One Dollars and Thirty-Five Cents ($31,041.35) United States Currency was filed in the 225th Judicial District Court, Bexar County, Texas. On February 8, 2002 Cause No. 02-01277; State of Texas vs. Six Hundred Ninety Thousand Five Hundred Eighty Five Dollars and Thirty Two Cents ($690,585.32) United States Currency was filed in the I -162nd Judicial District Court, Dallas County, Texas.

All the above referenced Dallas County and Bexar County cases were settled in October 2002. Bexar County released $420,478 of the seized funds which were being held in escrow pending the resolution of a U.S. Securities and Exchange Commission investigation noted below. Under the terms of the settlement the Company also agreed not to operate any Charity Stations or similar sweepstakes machines in Bexar County until such time as there is a definitive court ruling or legislation confirming that such activities are legal. This settlement does not constitute an admission of guilt, fraud or any wrongdoing on the part of the Company in the matter.

In January 2002, the Company became aware that the Forth Worth Police Department had seized twenty of its machines and the cash in the machines in November 2001 as illegal "8 liner" video gambling devices. No civil or criminal proceedings have been initiated against the Company.

In January 2002, the Laredo Police Department seized a total of seventy-two machines at two locations and the cash in the machines as illegal "8 liner" video gambling devices. The machines were returned to the Company in October 2002 in exchange for an agreed judgment. The Company made no admission as to guilt or liability and the payment of $57,600.

In 2002, the U.S. Securities and Exchange Commission commenced a formal investigation relating to, among other things, certain information contained in certain of the Company's press releases and trading activities in the Company's common stock by certain individuals. On March 18, 2003, pursuant to the Company's offer of settlement, the Securities and Exchange Commission issued an order directing the Company to cease and desist from committing or causing any violation, and any future violation, of the anti-fraud and periodic reporting provisions of the Securities Exchange Act of 1934. The Company agreed to the entry of the order without admitting or denying the SEC's findings which related to actions taken under the direction of the Company's former management. The SEC did not to impose a monetary penalty on the Company.

In April 2002, the El Paso Police Department seized sixty-nine of the Company's Charity Station machines and the ash in the machines at two locations in El Paso, Texas. Although no criminal charges have been filed, El Paso County filed two civil forfeiture suits. On August 12, 2002, Cause No. 20023139 State of Texas vs. 35 Gambling Devices and $12,102.58 in U.S. Currency was filed in the 168th Judicial District Court, El Paso County, Texas. On August 12, 2002, Cause No. 20023140 State of Texas vs. 34 Gambling Devices and $5,819.50 in U.S. Currency was filed in the 168th Judicial District Court, El Paso County, Texas.

In June 2002, the Rio Grande City Police Department seized thirty-three of the Company's Charity Station machines and the cash in the machines that were leased to the Veterans of Foreign Wars in Rio Grand City, Texas. The machines were returned to the Company in October 2002 in exchange for an agreed judgment that made no admission to guilt or liability and a payment of $27,200.

In December 2002, the South Houston Police Department seized as illegal "8 liner" video gambling devices 71 of the Company's Charity Station machines and the cash in the machines that were leased to the Veterans of Foreign Wars. No civil or criminal proceedings have been initiated against the Company.

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

                                          Common Stock
                                       High           Low
                                  ------------- ---------------
           Fiscal 2002:
           First quarter              $4.93           $0.14
           Second quarter              0.50            0.21
           Third quarter               0.33            0.16
           Fourth quarter              0.22            0.02

           Fiscal 2001:
           First quarter              $0.25           $0.12
           Second quarter              0.41            0.12
           Third quarter               0.91            0.27
           Fourth quarter              3.50            0.72

Prices are inter-dealer quotations as reported by the NASD and do not reflect retail markups, markdowns or commissions and may not be indicative of actual transactions.

Shareholders

The number of record holders of the Company's common stock as of March 20, 2003 was approximately 300. Such number does not include an indeterminate number of shareholders whose shares were held by brokers in street name, and of which the Company is not aware.

Dividends

There are no restrictions that limit the ability of the Company to pay dividends on its common stock. The Company has not paid any dividends with respect to its common stock and does not intend to pay dividends in the foreseeable future.

Sales of Unregistered Securities

During 2002, the Company issued, on a private basis, to accredited investors pursuant to the exemption under Section 4(2) of the Securities Act of 1933, 20,144 shares of common stock to consultants for services.

Equity Compensation Plans

See Item 11 for certain information regarding the Company's equity compensation plans.

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

Results of Operations
                          Year Ended December 31, 2002
                   Compared with Year Ended December 31, 2001

Total revenues for the year ended December 31, 2002, were $3,231,067 as compared to $5,309,157 for the year ended December 31, 2001. Machine rental revenue dropped 36% from $4,715,794 in the year 2001 to $3,040,451 in the year 2002 as many of the Charity Station machines that were purchased and put in service in 2001 have been seized by Texas regulatory authorities or taken out of service because many of the Company's charity customers have elected to discontinue operation due to the uncertain regulatory climate. Additionally, in some locations, the Company's charity customers are electing to pay sweepstakes prizes in gift certificates instead of cash in order to comply with the wishes of local regulatory authorities. In these locations, machine rental fees are considerably less than those locations that pay out cash. The Company had approximately 250 Charity Station machines leased at December 31, 2002 compared to 600 leased at December 31, 2001. Phone card revenue decreased by 65% for the year ended December 31, 2002, as compared to the year ended December 31, 2001. The Company sells phone cards primarily to customers who own their own phone card machines as essentially all of the Company's former phone card machines have been converted to Charity Station machines. Bingo revenue decreased from $110,136 in the year 2001 to $19,592 in the year 2002. The decrease resulted from the Company's decision not to renew its bingo facility leases.

Gross profit was $2,237,295, or 69% of total revenue, for the year ended December 31, 2002, as compared to $3,948,364 or 74% of total revenue, for the year ended December 31, 2001. The decrease in gross profit as a percentage of revenue is due to lower volume on Charity Station machine rental in the 2002 period. Several of the locations that generated a higher volume of revenue on a per-machine basis were either shut down by regulatory authorities or closed voluntarily by the Company's charity customers due to the uncertain regulatory environment. Additionally, several of the Company's charity customers have been producing less revenue because they have elected to pay sweepstakes prizes in gift certificates in order to comply with the wishes of local authorities.

General and administrative expenses for the year ended December 31, 2002, were $1,242,563 as compared to $1,270,831 for the year ended December 31, 2001. The decrease is primarily related to the elimination of several employee positions due to the Company's regulatory problems. This decrease is partially offset by increased legal expenses related to the efforts to educate local authorities on the legal basis of operating the machines in an effort to help reduce the risk of further seizures.

Operating income for the year ended December 21, 2002 was $959,387 as compared with a net loss of $1,087,018 in the year ended December 31, 2001. Although gross profit was down substantially, the Company generated operating income in 2002 as compared to operating loss in 2001 because in 2001 the Company recorded a $3,661,245 charge for asset impairments, legal expenses and other costs related to the litigation and regulatory matters discussed above.

Interest expense for the year ended December 31, 2002 was $4,894 as compared to $126,601 for the year ended December 31, 2001. Interest expense decreased because the Company paid off most of its debt and capital lease obligations in 2001 and early 2002.

The Company generated net income of $979,558 for the year ended December 31, 2002, as compared to a net loss of $1,200,969 for the year ended December 31, 2001 for the reasons explained above.

Liquidity

As of December 31, 2002, the Company had a cash balance of $326,177, a $195,717 decrease from December 31, 2001. Certain regulatory authorities in the State of Texas seized two of the Company's bank accounts totaling $660,401 in January 2002 and one bank account totaling $325,034 in December 2001. Due to the seizures by certain regulators of both the Company's cash and machines and the subsequent curtailment of most revenue generating activities using the Company's machines, there can be no assurances that its current operations can be sustained using cash from operations. The funding of operations and the cost of the ongoing litigation may require the Company to obtain additional financing. The Company has no bank lines of credit or other sources of additional financing and there can be no assurances that the Company will be able to obtain any such funding on terms acceptable to it, or at all.

In September 2002, the Company entered into an agreement with it's machine supplier to convert 100 of the Company's Charity Station machines to pull-tab dispensing and validating machines and 8-liner machines and place them in Native American gaming facilities in Alabama and Oklahoma. As part of the agreement the Company will pay the machine supplier a placement fee of $472,000. The Company recorded a note payable related to the placement fee. The Company will pay the machine supplier 75% of the revenue it generates from the machines until such time as the placement fee is completely paid. Subsequent to the repayment of the note, the Company will receive 100% of the revenue generated by the machines. The note is collateralized only by the 100 machines and has no other recourse.

Cash provided by operating activities was $160,483 for the year ended December 31, 2002. Net income and other cash sources were offset by the decrease in the litigation reserve of $1,196,588 during the year ended December 31, 2002. Also the Company used $338,384 in reducing accounts payable that consisted primarily of invoices related to past equipment purchases. Although the Company incurred a net loss in 2001 of $1,200,969, the loss was related to a non-cash accrual of litigation costs and an equipment impairment. As a result, during the year ended December 31, 2001, cash provided by operating activities was $2,550,303.

During the year ended December 31, 2002, the Company used $239,643 in funds for investing activities which consisted almost exclusively of a January 2002 purchase of 50 Charity Station machines for use in the Company's operations. This compares to cash used by investing activities of $1,477,533 during the corresponding period of 2001 which is related to the purchase of approximately 239 new Charity Station machines.

The Company used $116,557 for financing activities during the year ended December 31, 2002 related to the pay-off of various notes. This compares to cash used in financing activities of $609,000 during the year ended December 31, 2001 which are related to payments on various notes and equipment leases.

Item 7.  Financial Statements.

              The following financial statements are included hereinafter:

                                                                      Page No.

Independent Certified Public Auditor's Report                          11

Consolidated Balance Sheets as of December 31, 2002 and 2001           12

Consolidated Statements of Operations
            for the years ended December 31, 2002 and 2001             14

Consolidated Statements of Changes in Stockholders' Equity
            for the years ended December 31, 2002 and 2001             15

Consolidated Statements of Cash Flows
            for the years ended December 31, 2002 and 2001             16

Notes to Consolidated Financial Statements                             17

                         BROWN, GRAHAM AND COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS



                          INDEPENDENT AUDITOR'S REPORT

To the Shareholders
BGI, Inc.
Austin, Texas

We have audited the consolidated balance sheets of BGI, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


                                             /S/ Brown, Graham and Company, P.C.


Georgetown, Texas
February 7, 2003

                           BGI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001


                                                         2002            2001
                                                    ------------     -----------
                  ASSETS

Current assets:
  Cash and cash equivalents (note                 $     326,177   $     521,894
6)
  Accounts receivable, net of allowance
  of $121,837 and $27,777, respectively                  41,432         263,227
  Inventories                                                 -          14,700
  Prepaid expenses and deferred charge (note            245,343           3,208
6)
  Deferred tax asset (note 11)                                -         253,210
                                                    ------------     -----------

      Total current assets                              612,952       1,056,239
                                                    ------------     -----------

Property and equipment, net (note 3)                    371,772         691,515

Other assets:
  Deferred charge (note 6)                              157,333               -
  Deposits                                                6,618           4,118
                                                    ------------     -----------

      Total other assets                                163,951           4,118
                                                    ------------     -----------

      Total assets                                $   1,148,675   $   1,751,872
                                                    ============     ===========







The accompanying notes are an integral part of these financial statements.

                           BGI, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           DECEMBER 31, 2002 AND 2001



                                                           2002           2001
                                                        ----------   -----------
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $ 97,702  $     407,658
  Income tax payable (note 11)                             24,848        286,723
  Accrued expenses                                         39,574         68,002
  Accrued litigation/Impairment loss (note 6)             550,283      1,951,671
  Current maturities of long-term debt (notes 4 and 6)    470,589        110,325
  Current maturities of lease obligations (note 5)          2,232          1,839
                                                        ----------   -----------

      Total current liabilities                         1,185,228      2,826,218

Long-term debt, net of current maturities (note 4)              -          7,586
Long-term portion of lease obligations (note 5)             1,337          3,652
                                                        ----------   -----------

      Total liabilities                                 1,186,565      2,837,456
                                                        ----------   -----------

Stockholders' equity (notes 7 and 8):
  Preferred stock, non-voting; $.001 par; 10,000,000
    shares authorized; no shares issued and outstanding         -              -
 Common stock, $.001 par; 70,000,000 shares authorized;
    9,812,528 and 9,775,165 issued and outstanding,         9,812          9,775
respectively
 Additional paid-in capital                             1,154,352      1,086,253
 Retained deficit                                      1,202,054)    (2,181,612)
                                                       -----------   -----------

Total stockholders' deficit                              (37,890)    (1,085,584)
                                                       -----------   -----------

Total liabilities and stockholders' deficit           $ 1,148,675  $   1,751,872
                                                      ===========   ============




   The accompanying notes are an integral part of these financial statements.

                           BGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                    2002               2001
                                               -------------        ---------
Revenue:
  Machine Rental                             $    3,040,451      $  4,715,794
  Phone Cards                                       171,024           483,227
  Bingo                                              19,592           110,136
                                               -------------      ------------

Total revenue                                     3,231,067         5,309,157
                                               -------------      ------------

Cost of revenue:
  Machine Rental                                    581,492           468,716
  Phone Cards                                        79,139           522,973
  Bingo                                                   -            43,748
  Machine Depreciation                              333,141           325,356
                                               -------------      ------------

Total cost of revenue                               993,772         1,360,793
                                               -------------      ------------

Gross Profit                                      2,237,295         3,948,364

Depreciation & Amortization                          35,345           103,306
General & Administrative                          1,242,563         1,270,831
Litigation Costs/Asset Impairment (note 6)                -         3,661,245
                                               -------------      ------------

Operating Income (Loss)                             959,387       (1,087,018)


Interest Expense                                      4,894           126,601
Gain on Sale of Assets                             (16,400)          (46,163)
                                               -------------      ------------

Net Income (Loss) Before Income Taxes               970,893       (1,167,456)
                                               -------------      ------------

Income Tax Expense (Benefit):
  Current                                            24,848           286,723
  Deferred                                         (33,513)         (253,210)
                                               -------------      ------------

Total Income Tax Expense (Benefit)                  (8,665)            33,513
                                               -------------      ------------

Net Income (Loss) After Income Taxes                979,558       (1,200,969)
                                               =============      ============

Basic Income (Loss) Per Common Share                    .10             (.12)
                                               =============      ============

Diluted Income (Loss) Per Common Share       $          .09      $      (.12)
                                               =============      ============

Weighted Average Shares Outstanding               9,798,951         9,607,518
                                               =============      ============





   The accompanying notes are an integral part of these financial statements.

                           BGI, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002, AND 2001


                                                                  ADDITIONAL        RETAINED
                                              COMMON              PAID-IN           EARNINGS
                                              STOCK               CAPITAL           (DEFICIT)           TOTAL
                                           -------------     -----------------   ---------------   ---------------
Balance at December 31, 2000            $     9,141  $            936,253  $        (980,643)  $       (35,249)

Net loss                                                                          (1,200,969)       (1,200,969)

Issuance of common stock for:
    Services                                    709                72,363                   -            73,072
    Common stock subscribed                    (75)              (11,326)                   -          (11,401)
Warrants issued                                   -                88,963                   -            88,963
                                           ---------       -----------------     ---------------   ---------------

Balance at December 31, 2001            $     9,775  $          1,086,253  $      (2,181,612)  $    (1,085,584)

Net income                                        -                     -             979,558           979,558

Issuance of common stock for:
    Services                                     20                20,124                   -            20,144
    Cash exercise of options                     17                 3,259                   -             3,276
Warrants/options issued                           -                44,716                   -            44,716
                                           ---------       -----------------     ---------------   ---------------

Balance at December 31, 2002            $     9,812  $          1,154,352  $      (1,202,054)  $       (37,890)
                                           =========       =================     ===============   ===============





   The accompanying notes are an integral part of these financial statements.

                           BGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001

                                                                              2002                2001
                                                                         ---------------     ----------------
Cash flows from operating activities:
  Net Income (Loss)                                                        $    979,558        $ (1,200,969)
                                                                         ---------------     ----------------
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                               368,486              420,578
    Deferred financing cost                                                           -               34,484
    Bad debt expense                                                             94,060               14,375
    Common stock and warrants issued for services                                64,862              132,915
    Litigation costs and impairment of property, plant, and equipment       (1,196,588)            3,232,441
    Gain on sale of assets                                                     (16,400)             (46,263)
    (Increase) decrease in accounts receivable                                  127,733            (145,722)
    Decrease in prepaid expenses                                                 71,121               10,891
    Decrease (increase) in deferred tax asset                                   253,210            (253,210)
    Decrease in inventories                                                      14,700               71,752
    Increase (decrease) in accounts payable                                   (338,384)               54,054
    Increase (decrease) in income taxes payable                               (261,875)              286,723
    Decrease in accrued liabilities                                                   -             (61,746)
                                                                         ---------------     ----------------
    Total adjustments                                                         (819,075)            3,751,272
                                                                         ---------------     ----------------

Net cash provided by operating activities                                       160,483            2,550,303
                                                                         ---------------     ----------------

Cash flow from investing activities:
    Proceeds for deposits and other assets                                            -               11,973
    Payments for deposits and other assets                                      (2,500)             (20,000)
    Payments for the purchase of property                                     (257,143)          (1,552,118)
    Proceeds from the sale of property                                           20,000               82,612
                                                                         ---------------     ----------------

Net cash used by investing activities                                         (239,643)          (1,477,533)
                                                                         ---------------     ----------------

Cash flow from financing activities:
    Proceeds from issuance of debt                                                    -              100,000
    Proceeds from issuance of common stock                                        3,276               17,720
    Principal payments on debt                                                (119,833)            (236,209)
    Payment of long-term leases                                                       -            (490,511)
                                                                         ---------------     ----------------

Net cash used by financing activities                                         (116,557)            (609,000)
                                                                         ---------------     ----------------

Net increase (decrease) in cash                                               (195,717)              463,770
Cash at beginning of year                                                       521,894               58,124
                                                                         ---------------     ----------------
Cash at end of year                                                         $   326,177         $    521,894
                                                                         ===============     ================

Supplemental disclosures of cash flow information:
    Interest paid                                                           $     4,894          $   130,357
                                                                         ===============     ================
    Taxes paid                                                                        -                    -
                                                                         ===============     ================
Cash flow from non-cash transfer activities
    Purchases of fixed assets with long-term debt                                     -               44,982
                                                                         ===============     ================
    Note payable exchanged for deferred charge                                  472,000                    -
                                                                         ===============     ================
    Impairment of fixed assets offset against litigation expense                204,800                    -
                                                                         ===============     ================



   The accompanying notes are an integral part of these financial statements.

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001

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

The Company also sells phone cards with a sweepstakes incentive and in the past leased facilities and equipment to charity bingo operations.

Going concern:
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The multiple seizures of the Company's Charity Station sweepstakes machines and related litigation (see note 6) has caused many of the Company's charity customers to discontinue the operation of Charity Station machines due to the uncertain legal environment. This has caused a substantial decrease in the Company's revenue. Also the litigation has caused a significant increase in the Company's legal expenses.

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

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001

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

Revenue on bingo hall leases was recognized monthly based on contracted lease payments.

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

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Note 8 provides pro forma net income (loss) and pro forma earnings (loss) per share disclosures as if the stock-based awards had been accounted for using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.

New Accounting Pronouncements:
In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires among other items, that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS No. 146 is dependent on the Company's activities subsequent to adoption.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and expands the disclosures required to be made by a guarantor about its obligations under guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and adopted for this Form 10-KSB. The adoption of FIN 45 did not have any impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions for this Form 10-KSB. As the Company will continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees", the accounting for stock-based employee compensation will not change as a result of SFAS No. 148. The new interim disclosure provisions will be effective for the Company beginning with the quarter ended March 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The related disclosure requirements are effective immediately. Management does not believe the adoption of FIN 46 will have any impact on the Company's financial position or results of operations.

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001

NOTE 2 - RELATED PARTY TRANSACTIONS

Several non-officer employees made investments in entities that manage Charity Station locations for the Company's charity customers. Although the Company does not contract directly with the Charity Station managers, the charities whose locations were managed by the entities in which the investments were made paid the same or higher rent to the Company and are subject to the same policies including those relating to collection of receivables as charities who used unaffiliated managers. Effective December 31, 2001, the Board of Directors has determined that officers, directors, and employees are not permitted to invest in additional entities that operate the Charity Station locations.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 and 2001 consist of the following:

                                                       2002             2001
                                                  ------------     ------------

 Vehicles                                        $    101,838   $      101,839
 Furniture and equipment                            1,937,572        1,774,519
 Leasehold improvements                                13,324           13,324
                                                  ------------     ------------
 Total                                              2,052,734        1,889,682
 Less: accumulated depreciation and amortization  (1,680,962)      (1,198,167)
                                                  ------------     ------------
 Net property and equipment                      $    371,772   $      691,515
                                                  ===============  =============


Depreciation and amortization expense for property and equipment was $368,486 and $420,578 for the year ended December 31, 2002 and 2001, respectively.

As of December 31, 2001 the Company determined that the value of its machines had been impaired as a result of the status of certain litigation (see note 6) and accordingly reduced the value of its 620 machines owned to $1,000 each for all machines whose net book value was not already below $1,000. The resultant charge of $1,475,570 is recorded in Litigation Costs/Asset Impairment expense.

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001

NOTE 4 - LONG-TERM DEBT

                                                                                         2002                 2001
                                                                                       -------------     ---------------
Note payable to a bank, due in monthly installments of $477
including interest at  9.15%; collateralized by certain
equipment; due May 2, 2004.                                                           $         -  $            12,381

Note payable to machine supplier, non-interest bearing due in varying monthly
installments; collateralized by certain equipment due September 2004. (See note 6)         470,589

Various installment notes payable to banks and other financial institutions; due in monthly installments of $18,561 including interest ranging from 8.0% to 9.5%;
collateralized by certain equipment.                                                             -             105,530
                                                                                       -------------     ---------------
Total                                                                                      470,589             117,911

Less current maturities of long-term debt                                                 (470,589)           (110,325)
                                                                                       -------------     ---------------
Long-term debt, net of current maturities                                            $           -  $            7,586
                                                                                       =============     ===============


NOTE 5 - OBLIGATIONS UNDER CAPITAL LEASES

The Company has financed equipment under a capital lease expiring in 2004. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense (see Note 3).

Minimum future lease payments under capital leases as of December 31, 2002 are as follows:


          Year Ending
          December 3
--------------------------------------------------------------------------------
            2003                                                  $ 2,845
            2004                                                    1,376
            ----                                                    -----
            Total                                                   4,221


            Minimum lease payment amounts representing interest     (652)
                                                                    ----


            Present value of net minimum lease payments             3,569
            Current portion of lease obligations                    2,232
                                                                    -----
            Long-term lease, net of current obligations          $  1,337
                                                                  =======

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

Bexar County
In October 2001, eight of the Company's Charity Station machines were seized from a location in Converse, Texas by an investigator with the Texas Lottery Commission alleging that the machines were illegal "8 liner" video gambling devices. In late December 2001 and January 2002, the Texas Lottery Commission and the Bexar County District Attorney's office seized three of the Company's bank accounts with balances totaling $985,435 as well as the bank accounts of several officers and directors of the Company. Although no criminal charges were filed, Bexar County filed civil forfeiture claims based upon alleged violations of certain laws relating to organized crime, money laundering and state securities fraud.

This matter was settled in October 2002. Bexar County released $420,478 of the seized funds which were being held in escrow pending the resolution of a U.S. Securities and Exchange Commission investigation of matters related to the Company. Under the terms of the settlement agreement the Company also agreed not to operate any Charity Stations or similar sweepstakes machines in Bexar County until such time as there is a definitive court ruling or legislation confirming that such activities are legal. This settlement does not constitute an admission of guilt, fraud or any wrongdoing on the part of the Company.

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

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001

NOTE 6 - COMMITMENTS AND CONTINGENCIES - CONTINUED

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

SEC Investigation
In 2002, the U.S. Securities and Exchange Commission commenced a formal investigation relating to, among other things, certain information contained in certain of the Company's press releases and trading activities in the Company's common stock by certain individuals. On March 18, 2003, pursuant to the Company's offer of settlement, the Securities and Exchange Commission issued an order directing the Company to cease and desist from committing or causing any violation, and any future violation, of the anti-fraud and periodic reporting provisions of the Securities Exchange Act of 1934. The Company agreed to the entry of the order without admitting or denying the SEC's findings which related to actions taken under the direction of the Company's former management. The SEC did not impose a monetary penalty on the Company.

South Houston
In December 2002, the South Houston Police Department seized 71 of the Company's Charity Station machines that were leased to the Veterans of Foreign Wars. No civil or criminal charges have been filed against the Company.

An unfavorable ruling in any of the ongoing proceedings could have a material adverse effect on the Company's business.

Due to the uncertain outcome of the litigation against the Company, the financial statements have been prepared assuming the Company will not prevail and the Company's charitable sweepstakes fundraising program is deemed to be illegal.

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001

NOTE 6 - COMMITMENTS AND CONTINGENCIES - CONTINUED

The Company has recorded the following accrual and impairments related to the litigation:

Litigation Cost/Asset Impairment Charge                       $     3,661,245
Incurred Loss During the Year Ended December 31, 2001
               Legal Fees                                            (85,450)
               Amusement Tax                                         (28,320)
               Cash Seizure                                         (325,034)
               Impairment of Equipment                            (1,270,770)
                                                               ---------------
               Total                                              (1,709,574)
                                                               ---------------
Accrued Litigation/Impairment Loss Balance December 31, 2001        1,951,671
                                                               ---------------
Incurred Loss During the Year Ended December 31, 2002
               Legal Fees                                           (504,687)
               Amusement Tax                                         (26,580)
               Cash Seizure                                         (660,401)
               Impairment of Equipment                              (209,720)
                                                               ---------------
               Total                                              (1,401,388)
                                                               ---------------
Accrued Litigation/Impairment Loss Balance December 31, 2002          550,283
                                                              $
                                                               ===============

Other Commitments and Contingencies

In September 2002, the Company entered into an agreement with it's machine supplier to convert 100 of the Company's Charity Station machines to pull-tab dispensing and validating machines and 8-liner machines and place them in Native American gaming facilities in Alabama and Oklahoma. The Company is not responsible for placing, maintaining or collecting the revenue on the machines. As part of the agreement the Company will pay the machine supplier a placement fee of $472,000. The Company recorded a note payable and deferred charge related to the placement fee. The deferred charge will be amortized over the two-year length of the agreement. The Company will pay the machine supplier 75% of the revenue it generates from the machines until such time as the placement fee is completely paid (see note 4). During the year ended December 31, 2002, amortization of $78,667 was expensed leaving a balance of deferred charge at December 31, 2002 of $393, 333 of which $236,000 is current.

The Company leases its general offices. During the year ended December 31, 2001, the leases for general offices expired and are leased month to month. The lease for the bingo facility expired in May 2002. The tenant of the Company's bingo facility prepaid the rent through the May 2002 expiration date. Deferred rent at December 31, 2001 is $19,592.

Rental expense for the year ended December 31, 2002 and 2001 was $73,023 and $104,272, respectively.

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001

NOTE 7 - STOCKHOLDERS' EQUITY

In 2001, the Company issued 708,823 shares of common stock not registered with the SEC to employees and consultants for services. The shares were valued at 50% of the market price of the common stock at the date of issue in the amount of $73,072 which has been charged to expense in the financial statements.

In 2002, the Company issued 20,144 shares of common stock not registered with the SEC to consultants for services.

NOTE 8 - STOCK OPTIONS AND WARRANTS

1999 Incentive Stock Option Plan

During 1999, the Company's Board of Directors adopted the 1999 Incentive Stock Option Plan pursuant to which options to purchase 1,000,000 shares of stock were reserved for issuance to employees of the Company. The Plan is administered by the Company's Board of Directors. At December 31, 2002, there were outstanding under this Plan, options to purchase 819,000 shares of common stock at exercise prices ranging from $.125 to $1.40 per share.

Consultant Stock Option Plan

In May 2000, the Company's Board of Directors adopted the Consultant Stock Option Plan pursuant to which options to purchase 185,000 shares of stock were reserved for issuance. The Plan is administered by the Company's Board of Directors. At December 31, 2002, there were no options outstanding under this Plan.

2002 Non-statutory Stock Option Plan

In August 2002, the Company's Board of Directors adopted the 2002 Non-statutory Stock Option Plan pursuant to which options to purchase 1,500,000 shares of stock were reserved for issuance to employees, board members and consultants. The Plan is administered by the Company's Board of Directors. At December 31, 2002, there were outstanding under this Plan, options to purchase 1,050,000 shares of common stock at exercise prices at $.22 per share.

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001

NOTE 8 - STOCK OPTIONS AND WARRANTS - CONTINUED

The activity relating to stock option issuances under the above plans are as follows for each of the two years ending December 31, 2002, and 2001:

2002 Activity

 Exercise                   # of Options                                    # of Options         Exercisable
 Price Per    Expiration     Outstanding               Exercised/Expired/    Outstanding         December 31,
   Share         Date      January 1, 2002     Granted     Cancelled     December 31, 2002          2002
------------ ------------- ----------------  ------------ ------------  --------------------   ----------------
   $0.13        3/1/11          24,000          -              -               24,000               6,000

   $0.13        6/4/11         152,000          -            72,000            80,000              20,000

   $0.14        6/4/11         280,000          -              -              280,000              70,000

   $0.22       8/22/12             -          1,200,000        -            1,200,000             340,167

   $0.25        9/1/11          40,000          -              -               40,000              10,000

   $0.27       9/10/11         144,000          -            80,000            64,000              16,000

   $0.37       9/30/11          19,200          -            19,200               -                   -

   $0.50       11/1/03           6,000          -             2,000             4,000               4,000

   $0.55        4/2/02         180,000          -           180,000           -    -

   $0.56       5/12/10          60,000          -              -               60,000              60,000

   $0.81       2/14/04          22,000          -             5,000            17,000              17,000

   $1.40      11/14/11         100,000          -              -              100,000              20,000

   $1.95       12/7/11         100,000                      100,000              -                    -
                           -------------   -------------- ------------      --------------   ----------------
Totals                       1,127,200        1,200,000     458,200              1,869,000         563,167
                           ==============   ============= ============      ==============   ================

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001

NOTE 8 - STOCK OPTIONS AND WARRANTS - CONTINUED

       2001 Activity

        Exercise     Expiration    # of Options                                    # of Options          Exercisable
        Price Per      Date        Outstanding                 Exercised/Expired/    Outstanding           December 31,
        Share ($)                 January 1, 2001      Granted    Cancelled        December 31, 2001           2001
       ------------ ------------ ----------------  ------------ ------------   -------------------    ----------------

           0.13        6/4/11          -             190,000       38,000             152,000                 -

           0.13        3/1/11          -             30,000        6,000               24,000                 -

           0.14        1/1/11          -             350,000       70,000             280,000                 -

           0.25        9/1/11          -             50,000        10,000              40,000                 -

           0.27       9/16/11          -             180,000       36,000             144,000                 -

           0.37       9/30/11                        24,000         4,800              19,200                 -

           0.50       11/1/03          7,500         -              1,500               6,000                  6,000

           0.55        4/2/02          180,000       -             -                  180,000                180,000

           0.56       5/12/10          60,000        -             -                   60,000                 60,000

           0.60       9/17/01          50,000        -             50,000                   -                 -

           0.81       2/14/04          30,000        -              8,000              22,000                 22,000

           1.40      11/14/11          -             100,000       -                  100,000                 -

           1.95       12/7/11          -             100,000       -                  100,000                 -
                                       --------  -------------- ------------       --------              ----------------
                                     327,500       1,024,000       224,300          1,127,200                 268,000
                                     ===========  ============= ============        ============          ================

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001

NOTE 8 - STOCK OPTIONS AND WARRANTS - CONTINUED

In connection past financing arrangements and as compensation for consulting and professional services, the Company has issued non-plan warrants and options to purchase its common stock. The following tables summarize such activity for 2002 and 2001:

      2002 Activity

                                  # of Options                                  # of Options
       Exercise                   Outstanding               Exercised/Expired/   Outstanding       Exercisable
       Price Per    Expiration     January 1,      Granted      Cancelled       December 31, 2002    December 31,
         Share         Date           2002                                                             2002
      ------------ ------------- --------------- ----------  --------------  --------------------  -------------
        0.40         7/26/2006       250,000       250,000          -             500,000             500,000

        0.21          9/9/2004             -       300,000          -             300,000             300,000

        1.05         5/28/2003        50,000          -             -              50,000              50,000

        1.20         5/28/2003        50,000          -             -              50,000              50,000

        1.25          3/6/2003       125,000         -              -             125,000             125,000

        1.50          3/6/2003       125,000         -              -             125,000             125,000

        3.00          3/6/2003       125,000         -              -             125,000             125,000
                                 --------------- ----------  ---------------  --------------------  ------------
                                     725,000       550,000          -           1,275,000           1,275,000
                                 =============== ===========  ==============  ====================  =============

      2001 Activity

                                  # of Options                                      # of Options
       Exercise                   Outstanding                 Exercised/Expired/    Outstanding         Exercisable
       Price Per    Expiration     January 1,      Granted       Cancelled       December 31, 2001    December 31, 2001
         Share         Date           2001
      ------------ ------------- --------------- ------------  ---------------  --------------------  ----------------
        $0.40        7/26/2006            -        250,000         -                 250,000            250,000

        $1.05        5/28/2003       50,000          -             -                  50,000             50,000

        $1.20        5/28/2003       50,000          -             -                  50,000             50,000

        $1.25         3/6/2003      125,000          -             -                 125,000            125,000

        $1.50         3/6/2003      125,000          -             -                 125,000            125,000

        $3.00         3/6/2003      125,000          -             -                 125,000            125,000
                                --------------- -------------  --------------  --------------------  ----------------
                                    475,000        250,000                           725,000            725,000
                                =============== ============  ===============  ====================  ================


SFAS No. 123 requires the Company to provide pro forma information regarding net loss applicable to common stockholders and net loss per share as if compensation cost for the Company's stock options granted to employees had been determined in accordance with the fair value based method prescribed in that Statement.

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001

NOTE 8 - STOCK OPTIONS AND WARRANTS-CONTINUED

The Company estimated the fair value of each stock option for employees at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions:

2002 - dividends yield of 0%; expected volatility of 161.5%; risk-free interest rate of 4.9%; and expected lives of 4 years.

2001 - dividends yield of 0%; expected volatility of 168.3%; risk-free interest rate of 4.9%; and expected lives of 4 years.

The weighted average fair value of options granted for the years ended December 31, 2002 and 2001, was $.21 and $.63, respectively.

The Company's net loss applicable to common stockholders and pro forma amounts under the accounting provisions of SFAS No. 123 are indicated below:


                                                       2002            2001
                                                     ---------     ------------
Net income (loss) applicable to common stockholders:
       As reported                                  $ 979,558     $(1,200,969)
                                                     =========     ============
       Pro forma                                      750,368      (1,644,613)
                                                     =========     ============
Income (loss) per share:
      As reported                                         .10            (.12)
                                                     =========     ============
      Pro forma                                     $     .07     $      (.17)
                                                     =========     ============


NOTE 9 - CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade accounts receivable. Trade accounts receivable has been recorded at fair value at December 31, 2002 and 2001. The majority of the Company's customer base is charitable organizations located in Texas. Although the Company is directly affected by the well-being of the organizations, management does not believe significant credit risks existed at December 31, 2002 or 2001.

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001

NOTE 10 - EARNINGS PER SHARE

The following data details the amounts used in computing earnings per share
(EPS) and the weighted average number of shares of dilutive potential common stock.

                                                                                             2002               2001
------------------------------------------------------------------------------- ----- ----------------  -----------------

Income (loss) available to common stockholders used in basic   EPS                $           979,558         (1,200,969)

------------------------------------------------------------------------------- ----- ================  =================

Weighted average number of common shares used in basic EPS                                  9,798,951          9,607,518
------------------------------------------------------------------------------- ----- ----------------  -----------------

Effect of dilutive securities:
     Stock options                                                                            852,446                  -
     Warrants                                                                                 158,916                  -
------------------------------------------------------------------------------- ----- ----------------  -----------------

Weighted number of common shares and dilutive potential common
stock used in computing diluted EPS                                                        10,810,313          9,607,518
------------------------------------------------------------------------------- ----- ================  =================


Options and warrants to purchase 656,000 and 1,852,200 shares of common stock were not included in computing diluted EPS for the year ended December 31, 2002, and 2001, respectively, because their effects would have been antidilutive.

NOTE 11 - INCOME TAXES

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

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001

NOTE 11 - INCOME TAXES -CONTINUED

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                           2002                 2001
                                                                       --------------       -------------
Deferred tax assets:
       Book over tax depreciation and allowances                    $        299,721     $       210,930
       Difference in accounting methods for book and tax reporting            48,595             373,615
       Tax net operating loss carry forward                                        -                   -
       Other differences                                                           -                   -
                                                                       --------------       -------------
Total deferred tax assets                                                    348,316             584,545
Valuation allowance for deferred tax assets                                (348,316)           (331,335)
                                                                       --------------       -------------
Net deferred tax assets                                             $              -     $       253,210
                                                                       ==============       =============


Significant components of the income tax liability are as follows:

                                                    2002             2001
                                                  ------------      ----------
Current income tax liability:
       Federal                                   $     21,662     $   253,210
       State                                            3,186          33,513
                                                  ------------      ----------
Total current expense                                  24,848         286,723
Deferred expense (benefit):                          (33,513)       (253,210)
                                                  ------------      ----------
Total provision for income tax expense (benefit) $    (8,665)     $    33,513
                                                  ============      ==========


The differences between the effective tax rate and the statutory rate are reconciled as follows:

                                                    2002             2001
                                                  ------------     -----------
Income tax benefit at the statutory rate         $    330,104     $ (431,608)
Utilization of net operating loss carry-forward     (205,430)       (265,987)
Differences in book and tax depreciation             (88,791)       (131,625)
Other differences in book and tax                    (44,548)         862,733
                                                  ------------     -----------
Provision for income tax expense (benefit)       $    (8,665)     $    33,513
                                                  ============     ===========


NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt, including the current portion thereof, approximates its carrying value at December 31, 2002 and 2001.

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDING DECEMBER 31, 2002, AND 2001

NOTE 13 - SUBSEQUENT EVENTS

See Commitments and Contingencies (Note 6) regarding subsequent events.

NOTE 14 - SEGMENT REPORTING

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

Not Applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

               Identification of Directors and Executive Officers

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers as of March 20, 2003.


           Name                      Age                  Positions
---------------------------      -----------    ------------------------------
     William Schwartz                35          President. Chief Executive
                                                  Officer, Chief Financial
                                                    Officer and Director
---------------------------      -----------    ------------------------------

     Freeman A. Marr                 42                   Director
---------------------------      -----------    ------------------------------

Term of Office

The term of office of the current directors continues until the next annual meeting of stockholders. Officers serve at the discretion of the Board of Directors.

Business Experience of Current Directors and Executive Officers

William Schwartz has been President and Chief Executive Officer and Director of BGI, Inc., since September 2002 and has been Chief Financial Officer of BGI, Inc., since November 2001. Mr. Schwartz was the Vice President and General Manager of Clear Channel Communications' Radio Technology Division, Star System, from September1998 through August 2001. Clear Channel Communications, Inc., is a publicly-traded radio broadcasting company. Mr. Schwartz was Senior Vice President and Chief Financial Officer of Gulfstar Broadcasting, Inc., a radio broadcaster from March 1996 through August 1998.

Freeman A. Marr has been a Director of the Company since July 2001. Mr. Marr is a founding member and has been Managing Director of National Capital Management, a privately held investment firm that manages debt throughout the United States, since April 1996.

Compliance with Section 16(a) of the Exchange Act

Based upon information provided to it, the Company believes all persons subject to Section 16(s), have timely filed required reports for the fiscal year ended December 31, 2002.

Item 10. Executive Compensation.

Summary Compensation Table

The following table shows the compensation paid by the Company for the periods indicated for those persons who served as the Company's Chief Executive Officer during the year ended December 31, 2002 ("Named Executive Officers"). No other Officer of the Company received total compensation of over $100,000 during the year ended December 31, 2002.



                      Annual Compensation           Long- term Compensation
                      -------------------            ----------------------
      Name and                                       Securities Underlying
      Principal                    Salary                   Options
      Position       Year            ($)                     (#)
------------------- ------- ----------------------  -------------------------
William Schwartz    2002           139,183                  400,000
CEO, CFO            2001           11,875                   100,000
and Director        2000              -                        -
Reid Funderburk**   2002           82,698                   150,000
Chairman,           2001           93,752                   350,000
------------------- ------- ----------------------  -------------------------
 Interim CEO        2000           89,000                      -
------------------- ------- ----------------------  -------------------------
 and Director
------------------- ------- ----------------------  -------------------------
Ed Reckenwald*      2002           25,598                      -
------------------- ------- ----------------------  -------------------------
CEO                 2001           35,208                   200,000
------------------- ------- ----------------------  -------------------------
                    2000              -                        -

*Resigned as CEO in April 2002.
**Resigned as Interim CEO in September 2002 and as a Director in October 2002.

Option Grants during Fiscal 2002

The following table sets forth certain information concerning stock options granted to the Named Executive Officers during the year ended December 31, 2002.


                                Individual Grants
    -----------------------------------------------------------------------
                    Number of
                  Securities    Percent of Total
                  Underlying    Options Granted    Exercise or
                  Options       to Employees in     Base Price
         Name     Granted (#)     Fiscal Year       ($/share)  Expiration Date
         ----     -----------     -----------       ---------    ----------
William Schwartz    400,000          36.36%             .22        8/22/2012

Reid Funderburk     150,000          13.64%             .22        8/22/2012

Ed Reckdenwald            -               -               -                -

Aggregated Option Exercises in Fiscal 2002 and Fiscal Year-End Option Value

The following table sets forth certain information regarding the stock options exercised by the Named Executive Officers during the year ended December 31, 2002, including the aggregate value of gains on the date of exercise. In addition, the table sets forth the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2002. Also reported are the values of "in the money" options, which represent the difference between the exercise price of any existing stock options and the BGI common stock price as of December 31, 2002.

                                                                Number of Securities Underlying          Value of Unexercised
                                                              Unexercised Options at Fiscal Year   In-the-Money Options at Fiscal
                       Shares Acquired on         Value                     End (#)                          Year End ($)
         Name             Exercise (#)         Realized ($)        Exercisable/Unexercisable           Exercisable/Unexercisable
         ----             ------------         ------------        -------------------------           -------------------------
William Schwartz               -                    -                   113,333/386,667                           0/0

Reid Funderburk                -                    -                   118,000/312,000                           0/0

Ed Reckdenwald*                -                    -                         0/0                                 0/0

*Resigned in April 2002 and all options expired.

Compensation of Directors

Directors are paid $500 for each meeting of the Board they attend. Non-employee Directors are paid a $5,000 annual fee.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 20, 2003, based on information obtained from the persons named below, (i) by each person known by the Company to own beneficially more than five percent of the Company's Common Stock, (ii) by each of the Named Executive Officers, (iii) by each of the Company's directors, and (iv) by all executive officers and directors of the Company as a group:

Directors and Executive Officers
                                                    Number          Percentage
Name and address                                   of Shares  Beneficially Owned
-----------------                                 -----------   ----------------

William Schwartz (1) (2)                            166,667(3)           1.7%

Freeman A. Marr (1) (2)                              70,500(4)           0.7%

Reid Funderburk (2)                               2,292,200(5)          23.1%
10801 Foundation Rd.
Austin, TX 78726

Ed Reckdenwald                                               -              -

All Officers and Directors as a group (2 persons)   237,167(6)           2.3%

(1) The address for each of such individuals, unless specified otherwise in a subsequent footnote, is in care of the Company, 13581 Pond Springs Rd., Suite 105, Austin, TX 78729.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 20, 2003, upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of March 20, 2003, have been exercised. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Includes 166,667 shares issuable upon exercise of stock options.

(4) Includes 60,500 shares issuable upon exercise of stock options.

(5) Includes 130,500 shares issuable upon exercise of stock options.

(6) Includes 227,167 shares issuable upon exercise of stock options.

Equity Compensation Plan

The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of December 31, 2002.

                                                                                                    Number of securities remaining
                                                                          Weighted-average           available for issuance under
                            Number of securities to be issued upon        exercise price of           equity compensation plans
                               exercise of outstanding options,         outstanding options,       (excluding securities reflected
                                     warrants and rights                 warrants and rights                in column (a))
Plan Category                                (a)                                 (b)                             (c)
------------------------
Equity compensation                        819,000                              $0.37                          181,000
plans approved by
security holders:
Equity compensation
plans not approved by
security holders (1):                     2,325,000                             $0.57                          450,000
                           -----------------------------------------   ------------------------    ---------------------------------
Total                                     3,144,000                             $0.52                          631,000

---------------------

(1) Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with option and warrant holders as well as options issued under the Company's 2002 Non-statutory Stock Option Plan. These options and warrants are two to ten years in duration, expire at various dates between 2003 and 2012, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances. See Note 8 of Notes to the Consolidated Financial Statements for a description of the Company's Stock Option Plans.

Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others.

During 2002, Reid Funderburk, who owns more than 5% of the Company's stock, maintained investments in entities that manage Charity Station locations for the Company's charity customers. Mr. Funderburk has equity interests between 25% and 62% in management companies that managed as many as 16 Charity Station locations. Although the Company does not contract directly with the Charity Station management companies, the charities whose locations were managed by the entities in which the investments were made paid the same or higher equipment rental fees to the Company as charities who used unaffiliated managers.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

    Number      Description

     3.1 Articles of Incorporation as amended through October 13, 1999 (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-KSB for the year ended December 31, 2001)

     3.2 Bylaws (Incorporated by reference to Exhibit 3.2 of the Company's Form 10-KSB for the year ended December 31, 2001)

     10.1* 1999 Stock Option Plan (Incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-8, No. 333-56032)

     10.2* Consultant Incentive Plan (Incorporated by reference to Exhibit 4.2 of the Company's registration statement on Form S-8. No.333-62328) 10.3* 2002 Non-Statutory Stock Option Plan

     10.4 Warrant to Purchase Common Stock - Wescom Capital, Inc.

     10.5 Warrant to Purchase Common Stock - Philip Lulek

     10.6 Warrant to Purchase Common Stock - Philip Hole

     10.7 Warrant to Purchase Common Stock - James Howard

     21   Subsidiaries of the Company

     23   Consent of Brown, Graham and Company, P.C.

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Denotes management compensation plan on arrangement

Reports or Form 8-K

         No reports or Form 8-K were filed in the quarter ended December 31, 2002.

Item 14. Controls and Procedures.
         ------------------------

Within the 90 days prior to the filing date of this Annual Report on Form 10-K, an evaluation was carried out (the "Controls Evaluation"), under the supervision and with the participation of Company's management, including its Chief Executive Officer ("CEO") who is also the Chief Financial Officer ("CFO"), of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Section 13a-14 ( c) and 15d-14 ( c) of the Securities Exchange Act of 1934 ("Disclosure Controls")). Based upon that evaluation, the CEO/ CFO has concluded that the Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as required by the rules and forms of the Securities Exchange Commission.

The CEO/ CFO notes that, since the date of the Controls Evaluation to the date of this Annual Report on Form 10-K, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:      March 28,2003           By:     /s/ William Schwartz
       -----------------                   --------------------
                                           William Schwartz
                                           President & Chief Executive Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


             Signature                        Title                   Date
------------------------------         ------------------         --------------

      /s/ William Schwartz                                        March 28, 2003
      --------------------
          William Schwartz      President, Chief Executive Officer,
                               (Principal Executive Officer), Chief
                                  Financial Officer (Principal
                                Financial and Accounting Officer)
                                          and Director

      /s/ Freeman A. Marr                                         March 28, 2003
      -------------------
          Freeman A. Marr                   Director

..

                                  CERTIFICATION

I, William Schwartz, Chief Executive Officer and Chief Financial Officer of BGI, Inc, certify that:

1. I have reviewed this annual report on Form 10-KSB of  BGI, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003               /s/ William Schwartz
                                   -----------------------
                                   Chief Executive Officer &
                                   Chief Financial Officer

EXHIBIT 21: Subsidiaries of the Company



--------------------------------------------------------------------------------
S SS
         State or Other Jurisdiction
              of Incorporation                        Name
--------------------------------------------------------------------------------
                    Texas                      Prepaid Plus, Inc.
                   Belize                          CYA, Inc.

EXHIBIT 23:  Consent of Brown, Graham and Company, P.C.


CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-62328 and Form S-8 No. 333-56032) of BGI, Inc. and in the related prospectuses of our report dated February 7, 2003, with respect to the consolidated financial statements of BGI, Inc. included in BGI's Annual Report (Form 10-KSB) for the year ended December 31, 2002.

/s/ BROWN, GRAHAM AND COMPANY, P.C.
-----------------------------------
    BROWN, GRAHAM AND COMPANY, P.C.

Georgetown, Texas
March 28, 2003

EXHIBIT 99.1: CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the filing of BGI, Inc.'s (the "Company") Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 with the Securities and Exchange Commission (the "Report"), I, William Schwartz, the Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The Report fully complies with the requirements of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                 /s/ William Schwartz
                                ---------------------
                                     William Schwartz
                                     Chief Executive Officer &
                                     Chief Financial Officer



Date:  March 28, 2003