Form 10QSB
period 2003-03-31
BGI INC
filed 2003-05-15
CIK 355590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT  OF  1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


[ ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT  OF  1934

FOR  THE  TRANSITION  PERIOD  FROM  _________________  TO  __________________


                           Commission File No. 0-10519

                                    BGI, INC.
           (Name of Small Business Issuer as spcified in its Charter)

            OKLAHOMA                                 73-1092118
   (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

                        13581 Pond Springs Rd. Suite 105
                               Austin, Texas 78729
                    (Address of Principal Executive Offices)

                                 (512) 335-0065
                           (Issuer's Telephone Number)


------------------------------------------------------------------------------
(former name, former address and former fiscal year if changed since last report)





THERE WERE 9,812,528 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF May 15, 2003.


Transitional Small Business Issuer Format Yes          No   X
                                              -------     -----

                                TABLE OF CONTENTS


                                                                         PAGE
                                                                        NUMBER


PART  I:


ITEM  1.  UNAUDITED FINANCIAL  STATEMENTS                                  1

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS                          10

ITEM 3.   CONTROLS AND PROCEDURES                                         12


PART  II:


ITEM  1.  LEGAL  PROCEEDINGS                                              12

ITEM  2.  CHANGES  IN  SECURITIES                                         13

ITEM  3.  DEFAULTS  UPON  SENIOR SECURITIES                               13

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS     13

ITEM  5.  OTHER  INFORMATION                                              13

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                           13

SIGNATURES                                                                14

CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER                15

                           BGI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                            ASSETS                                        MARCH 31,       DECEMBER 31,
                                                                            2003              2002
                                                                         (UNAUDITED)       (AUDITED)

                                                                   --------------    -------------
Current assets:
    Cash and cash                                                $                $       326,177
equivalents                                                              484,291
    Accounts receivable - trade, net of allowance of
    $129,320 and $121,837,
respectively                                                              70,600           41,432
    Prepaid expenses and deferred charge                                 348,687          245,343
    Prepaid income tax, including deferred tax assets
         of $168,313                                                     196,400                -
                                                                   --------------    -------------*
         Total current   assets                                        1,099,978          612,952

                                                                   --------------    -------------


Property and equipment, net                                              296,688          371,772

                                                                   --------------    -------------

Other assets:
    Deposits                                                               6,618            6,618

    Deferred charge                                                       98,333          157,333
                                                                   --------------    -------------

        Total other assets                                               104,951          163,951
                                                                   --------------    -------------

         Total assets                                            $     1,501,617  $     1,148,675

                                                                   ==============    =============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable - trade                                     $        51,367  $        97,702
    Income taxes payable                                                       -           24,848
    Accrued expenses                                                      17,959           39,574
    Accrued litigation/impairment loss                                   378,250          550,283

    Current maturities of long-term debt                                 458,374          470,589

    Current maturities of lease obligations                                2,358            2,232

                                                                   --------------    -------------

          Total current liabilities                                      908,308        1,185,228

Long-term debt, net of current maturities                                    686                -

Long-term portion of lease obligations                                         -            1,337
                                                                   --------------    -------------

          Total liabilities                                              908,994        1,186,565

                                                                   --------------    -------------
Stockholders' equity (deficit):
Preferred stock, non-voting; $.001 par; 10,000,000
    shares authorized; no shares issued and outstanding                        -                -

Common stock, $.001 par; 70,000,000 shares authorized;
    9,812,528  issued and outstanding                                      9,812            9,812

Additional paid-in capital                                             1,196,794        1,154,352

Retained deficit                                                        (613,983)      (1,202,054)
                                                                   --------------    -------------

          Total stockholders' equity (deficit)                           592,623         (37,890)
                                                                   --------------    -------------

          Total liabilities and stockholders' equity (deficit)   $     1,501,617  $     1,148,675
                                                                   ==============    =============





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                           BGI, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                               Three Months Ended
                                                    -------------------------------------------
                                                       March 31,                 March 31,
                                                         2003                     2002
                                                    -----------------     ---------------------
      Revenue:
          Charity Station                         $      645,108   $          1,048,695
          Phone  cards                                    32,578                 81,953
          Bingo                                                -                  9,797
                                                    -------------     ------------------

                Total   revenue                          677,686              1,140,445
                                                    -------------     ------------------

      Cost of revenue:
          Charity Station                                178,346                245,402
          Phone   cards                                   26,577                 21,143
          Machine depreciation                            57,442                 84,043
                                                    -------------     ------------------

                Total cost of revenue                    262,365                350,588
                                                    -------------     ------------------


      Gross Profit                                       415,321                789,857
                                                    -------------     ------------------

      Expenses (income):
          General & administrative                       302,302                264,887
          Depreciation & amortization                      8,433                  8,963
          Litigation costs/asset impairment            (508,773)                      -
                                                    -------------     ------------------

              Total expenses (income)                  (198,038)                273,850
                                                    -------------     ------------------

          Operating income                               613,359                516,007

      Interest  expense                                      536                  1,951
                                                    -------------     ------------------

      Net income before income  taxes                    612,823                514,056
                                                    -------------     ------------------

      Income tax expense
          Current                                        193,065                135,075
          Deferred                                     (168,313)              (119,287)
                                                    -------------     ------------------

      Total income tax expense                            24,752                 15,788
                                                    -------------     ------------------

              Net income                          $      588,071   $            498,268
                                                    =============     ==================

      Basic income per common share
                                                  $          .06   $                .05
                                                    =============     ==================

      Diluted income per common share
                                                  $          .06   $                .05
                                                    =============     ==================





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                           BGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                              2003                  2002
                                                                      ----------------      ----------------

Operating activities:
    Net income                                                   $            588,071  $            498,268
Adjustments to reconcile net income to net cash
    From operating activities:
        Depreciation and amortization                                          65,875                93,006
        Provision for bad debts                                                 7,392                89,000
        Options issued for services                                            10,451                     -
    Changes in current assets and liabilities:
        Accounts receivable - trade                                          (36,561)               135,538
        Inventory                                                                   -                14,700
        Prepaid expenses and deferred                                        (12,352)                 3,208
charge
        Prepaid income tax                                                  (196,400)                     -
        Accounts payable and accrued liabilities                             (67,951)             (107,676)
        Deferred income tax payable                                                 -             (119,287)
        Income taxes payable                                                 (24,848)               135,075
        Accrued litigation expense                                          (156,374)             (883,761)
                                                                      ----------------      ----------------

Net cash provided (used) by operating                                         177,303             (141,929)
activities
                                                                      ----------------      ----------------

Investing activities:
Purchase of property and equipment                                            (6,450)             (253,290)
Increase (decrease) in other assets                                                 -               (2,499)
                                                                      ----------------      ----------------

Cash used by investing activities                                             (6,450)             (255,789)
                                                                      ----------------      ----------------

Financing activities:
Payments on long-term debt                                                   (12,214)              (96,955)
Payments on long-term leases                                                    (525)                 (422)
Issuance of common stock                                                            -                 1,776
                                                                      ----------------      ----------------

Cash used by  financing activities                                           (12,739)              (95,601)
                                                                      ----------------      ----------------

Net increase (decrease) in cash and cash equivalents                          158,114             (493,319)

Cash and cash equivalents at beginning of period                              326,177               521,894
                                                                      ----------------      ----------------

Cash and cash equivalents at end of period                       $            484,291  $             28,575
                                                                      ================      ================

Supplemental disclosures of cash flow information:
Interest paid                                                    $                536  $              1,951
                                                                      ================      ================
Taxes paid                                                       $            246,000  $                  -
                                                                      ================      ================





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

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


PREPARATION OF INTERIM FINANCIAL STATEMENTS
The consolidated financial statements have been prepared by BGI, Inc. (the "Company") pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-KSB.


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

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

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

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), " Consolidation of Variable Interest Entities", which requires that companies that control another entity through interests other than voting interest should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The related disclosure requirements are effective immediately. Management does not believe the adoption of FIN 46 will have any impact on the Company's financial position or results of operations.

NOTE 2 - RELATED PARTY TRANSACTIONS

Several non-officer employees maintain investments in entities that manage Charity Station locations for the Company's charity customers. Although the Company does not contract directly with the Charity Station managers, the charities whose locations were managed by the entities in which the investments were made paid the same or higher rent to the Company and are subject to the same policies including those relating to collection of receivables as charities who used unaffiliated managers. Effective December 31, 2001, the Board of Directors has determined that officers, directors, and employees are not permitted to invest in additional entities that operate the Charity Station locations.

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

This matter was settled in October 2002. Bexar County released $420,478 of the seized funds which were being held in escrow pending the resolution of a U.S. Securities and Exchange Commission investigation of matters related to the Company. These funds were released in March 2003 and are recorded as a credit to litigation costs/asset impairment on the Statement on Income for the three months ended March 31, 2003. Under the terms of the settlement agreement with Bexar County, the Company also agreed not to operate any Charity Stations or similar sweepstakes machines in Bexar County until such time as there is a definitive court ruling or legislation confirming that such activities are legal. This settlement does not constitute an admission of guilt, fraud or any wrongdoing on the part of the Company.

Fort Worth
In January 2002, the Company became aware that the Forth Worth Police Department had seized twenty of its Charity Station sweepstakes machines in November 2001 as illegal "8 liner" video gambling devices. No civil or criminal proceedings have been initiated against the Company.

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

NOTE 3 - COMMITMENT AND CONTINGENCIES - CONTINUED

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

El Paso
In April 2002, the El Paso Police Department seized sixty-nine of the Company's Charity Station machines at two locations in El Paso. Although no criminal charges have been filed, El Paso County filed two civil forfeiture claims which are pending.

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

The Company has recorded the following accrual and impairments related to the litigation:

Accrued Litigation/Impairment Loss Balance December 31, 2002    $  550,283
                                                                 ----------
Incurred Loss During the Quarter Ended March 31, 2003
               Legal Fees                                         (73,213)
               Write Off Assets                                   (15,659)
               Re-evaluation of Reserve Amount                    (83,161)
                                                                 ----------
               Total                                             (172,033)
                                                                 ----------
Accrued Litigation/Impairment Loss Balance March 31, 2003       $  378,250
                                                                 ==========

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

NOTE 3 - COMMITMENT AND CONTINGENCIES - CONTINUED

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

The Company leases its general offices. During the year ended December 31, 2001, the leases for general offices expired and are leased month to month. The lease for the Company's former bingo facility expired in May 2002.

NOTE 4 - EARNINGS PER SHARE

Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the three months ended March 31, 2003 and 2002, diluted income or loss per common share is computed based on the weighted average number of common shares outstanding, after giving effect to the potential issuance of common stock on the exercise of options and warrants and the impact of assumed conversions. The following table provides a reconciliation between basic and diluted shares outstanding:

                                                Three Months Ended March 31,
                                                    2003          2002
                                                    ----          ----
Weighted average number of common shares
used  in basic earnings per share                9,812,528      9,779,218

Effect of dilutive securities:
Stock Options                                           -         524,353

Warrants                                                -         151,121
                                              ------------   -------------

Weighted average number of common shares
and dilutive potential common stock used in
diluted earnings per share                      9,812,528      10,454,692
                                              ============   =============

For the three months ending March 31, 2003, and 2002, respectively, 2,769,000 and 575,000 options and warrants were excluded from weighted average shares outstanding because they were antidilutive.

In August 2002, the Company adopted the 2002 Non-statutory Stock Option Plan providing for the issuance of up to 1,500,000 options for the purchase of the Company's common stock.

During the quarter ended March 31, 2003, the Company issued no new options.

NOTE 5 - SEGMENT REPORTING

The Company's operations are divided into operating segments using individual products or services. The Company has three operating segments. The Charity Station segment leases equipment to charities and provides services for use in fundraising. The phone card segment sells prepaid phone cards which permit customers to enter a free promotional sweepstakes offering cash prizes. Each operating segment uses the same accounting principles as reported in Note 1, Summary of Significant Accounting Policies, and the Company evaluates the performance of each segment using before-tax income or loss from continuing operations. The segment information for revenues and cost of revenues have been reported on the statement of operations.
                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

NOTE 6 - SUBSEQUENT EVENTS

In April, 2003, the Texas Supreme Court announced a ruling placing significant additional restrictions on the operation of 8-liners in the State of Texas. Although the Company believes its machines are used to conduct a bona-fide promotional sweepstakes and therefore are not regulated by the laws relating to 8-liners, many times regulatory authorities do not distinguish the difference between the Company's machines and 8-liners. The decision resulted in a shutdown of a number of locations in Texas where the Company's Charity Station machines had been operating. The Company currently has 132 machines operating in the State of Texas. Based on preliminary negotiations with various local regulatory authorities, the Company does not anticipate any further shutdowns as a result of the court decision. However, there can be no assurances that further shutdowns will not occur.

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

Actual results may differ from these estimates under different assumptions or conditions. The Company believes the accounting policies set forth in Note 1 of the Notes to the Consolidated Financial Statements are those policies that are most important to the presentation of its financial statements and such policies may require subjective and complex judgments on the part of management.

Results  Of  Operations

                        Three Months Ended March 31, 2003
               Compared with the Three Months Ended March 31, 2002

Total revenues for the quarter ended March 31, 2003, were $677,686 as compared to $1,140,445 for the quarter ended March 31, 2002. Machine rental revenue dropped 38% from $1,048,695 in the 2002 quarter to $645,108 in the 2003 quarter as many of the Charity Station machines that were purchased and put in service in 2002 have been seized by Texas regulatory authorities or taken out of service because many of the Company's charity customers have elected to discontinue using the Company's Charity Station machines due to the uncertain regulatory climate. Additionally, in some locations where the Company's Charity Station machines are operating, the Company's charity customers are electing to pay sweepstakes prizes in gift certificates instead of cash in order to comply with the wishes of local regulatory authorities. In these locations, machine rental fees are considerably less than those locations that pay out cash. The Company had approximately 234 Charity Station machines leased and operating at March 31, 2003 compared to 201 leased at March 31, 2002. The Company had 132 Charity Station machines leased and operating at May 14, 2003. Phone card revenue decreased by 60% for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002. The Company sells phone cards primarily to customers who own their own machines as essentially all of the Company's phone card machines have been converted to Charity Station machines. Bingo revenue decreased from $9,797 in the 2002 quarter to $0 in the 2003 quarter. The decrease resulted from the Company's decision not to renew its bingo facility leases.

Gross profit was $415,321 or 61% of total revenue, for the quarter ended March 31, 2003, as compared to $789,857 or 69% of total revenue, for the quarter ended March 31, 2002. The decrease in gross profit as a percentage of revenue is due to lower margins on Charity Station machine rental in the 2003 period. Several of the Company's higher volume locations were either shut down by regulatory authorities or closed voluntarily by the Company's charity customers due to the uncertain regulatory environment. Additionally, several of the Company's charity customers have been producing less revenue because they have elected to pay sweepstakes prizes in gift certificates in order to comply with the wishes of local authorities.

General and administrative expenses for the quarter ended March 31, 2003, were $302,302 as compared to $264,887 for the quarter ended March 31, 2002. The increase is primarily related to the rehiring of several employee positions that were eliminated in layoffs during the first quarter of 2002 due to the Company's regulatory problems. Additionally, there has been an increase in legal expenses related to the efforts to educate local authorities on the legal basis of operating the machines in an effort to help reduce the risk of further seizures.

The Company generated net income of $588,071 for the quarter ended March 31, 2003, as compared to a net income of $498,268 for the quarter ended March 31, 2002, for the reasons explained above.

Liquidity

As of March 31, 2003, the Company had a cash balance of $484,291, a $158,114 increase from December 31, 2002. Certain regulatory authorities in the State of Texas seized two of the Company's bank accounts totaling $660,401 in January 2002 and one bank account totaling $325,034 in December 2001. Due to the seizures by certain regulators of both the Company's cash and machines and the subsequent curtailment of most revenue generating activities using the Company's machines, there can be no assurances that its current operations can be sustained using cash from operations. The funding of operations and the cost of the ongoing litigation may require the Company to obtain additional financing. The Company has no bank lines of credit or other sources of additional financing and there can be no assurances that the Company will be able to obtain any such funding on terms acceptable to it, or at all.

In April, 2003, the Texas Supreme Court announced a ruling placing significant additional restrictions on the operation of 8-liners in the State of Texas. Although the Company believes its machines are used to conduct a bona-fide promotional sweepstakes and therefore are not regulated by the laws relating to 8-liners, many times regulatory authorities do not distinguish the difference between the Company's machines and 8-liners. The decision resulted in a shutdown of a number of locations where the Company's Charity Station machines were operating which has resulted in a decline in the Company's revenues which has adversely affected the Company's liquidity. The Company currently has 132 Charity Station machines operating in the State of Texas. Based on preliminary negotiations with various local regulatory authorities, the Company does not anticipate any further shutdowns as a result of the court decision. However, there can be no assurances that further shutdowns will not occur.

In September 2002, the Company entered into an agreement with it's machine supplier to convert 100 of the Company's Charity Station machines to pull-tab dispensing and validating machines and 8-liner machines and place them in Native American gaming facilities in Alabama and Oklahoma. As part of the agreement the Company will pay the machine supplier a placement fee of $472,000. The Company recorded a note payable related to the placement fee. The Company will pay the machine supplier 75% of the revenue it generates from the machines until such time as the placement fee is completely paid. Subsequent to the repayment of the note, the Company will receive 100% of the revenue generated by the machines. The note is non-interest bearing, matures September 2004 and is collateralized only by the 100 machines with no other recourse.

Cash provided by operating activities was $177,303 for the quarter ended March 31, 2003. Net income and other cash sources were offset by an estimated tax payment of $246,000. Also the Company used $67,951 in reducing accounts payable that consisted primarily of invoices related to past equipment purchases. The cash used in operating activities in the quarter ended March 31, 2002 was $141,929. Net income of 514,056 was more than offset by the decrease in the litigation reserve due to the cash seizure and legal fees paid during the quarter.

During the quarter ended March 31, 2003, the Company used $6,450 for investing activities related to the purchase of a trailer. This compares to $255,789 in funds for investing activities during the corresponding period of 2002 which consisted almost exclusively of a January 2002 purchase of 50 Charity Station machines for use in the Company's operations.

The Company used $12,739 for financing activities during the quarter ended March 31, 2003 related to the existing lease payment and the supplier note described above. This compares to cash used in financing activities of $95,601 during the quarter ended March 31, 2002 which are related to payments on various notes and equipment leases that were subsequently paid off.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, an evaluation was carried out (the "Controls Evaluation"), under the supervision and with the participation of Company's management, including its Chief Executive Officer ("CEO") who is also the Chief Financial Officer ("CFO"), of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Section 13a-14 ( c) and 15d-14 ( c) of the Securities Exchange Act of 1934 ("Disclosure Controls")). Based upon that evaluation, the CEO/ CFO has concluded that the Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as required by the rules and forms of the Securities Exchange Commission.

The CEO/ CFO notes that, since the date of the Controls Evaluation to the date of this report, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

In April 2002, the El Paso Police Department seized sixty-nine of the Company's Charity Station machines and the cash in the machines at two locations in El Paso, Texas. Although no criminal charges have been filed, El Paso County filed two civil forfeiture suits. On August 12, 2002, Cause No. 20023139 State of Texas vs. 35 Gambling Devices and $12,102.58 in U.S. Currency was filed in the 168th Judicial District Court, El Paso County, Texas. On August 12, 2002, Cause No. 20023140 State of Texas vs. 34 Gambling Devices and $5,819.50 in U.S. Currency was filed in the 168th Judicial District Court, El Paso County, Texas.

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

               None

ITEM  5.  OTHER  INFORMATION.

               None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)      Exhibit

                  99.1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports in Form 8-K

                  No reports on Form 8-K were filed in the quarter ended March 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:     May 15, 2003                    By:  /s/ William Schwartz
         --------------                       -----------------------
                                                   William Schwartz
                                                   Chief Executive Officer and
                                                   Chief Financial Officer

           Certification of Principal Executive and Financial Officer


I, William Schwartz the Chief Executive Officer and Chief Financial Officer of BGI, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of BGI, Inc. for the period ending March 31, 2003;

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

Date: May 15, 2003

                                                 /s/ William Schwartz
                                                 ---------------------
                                                     William Schwartz
                                                     Chief Executive Officer
                                                     and Chief Financial Officer

EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                                             18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of BGI, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 (the "Report"), I, William Schwartz as Chief Executive and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



                                        /s/ William Schwartz
                                        --------------------
                                            William Schwartz
                                            Chief Executive
                                            Officer and Chief
                                            Financial Officer

                                                              May 15, 2003


                        A signed original of this written
                   statement required by Section 906 has been
                  provided to BGI, Inc. and will be retained by
                    BGI, Inc. and furnished to the Securities
                      and Exchange Commission upon request.