Form 10QSB
period 2003-06-30
BGI INC
filed 2003-08-15
CIK 355590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT  OF  1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


[ ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934 FOR  THE  TRANSITION  PERIOD  FROM  ___________  TO  _____________

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

THERE WERE 9,812,528 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF August 14, 2003.


Transitional Small Business Issuer Format Yes          No     X_
                                              -------     -----

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                         NUMBER


PART  I:


ITEM  1.  UNAUDITED FINANCIAL  STATEMENTS                                   1

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS                           10

ITEM 3.   CONTROLS AND PROCEDURES                                          13


PART  II:


ITEM  1.  LEGAL  PROCEEDINGS                                               13

ITEM  2.  CHANGES  IN  SECURITIES                                          14

ITEM  3.  DEFAULTS  UPON  SENIOR SECURITIES                                14

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS      14

ITEM  5.  OTHER  INFORMATION                                               14

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                            15

SIGNATURES                                                                 15

                           BGI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                            ASSETS                        JUNE 30,  DECEMBER 31,
                                                           2003         2002
                                                        (UNAUDITED)   (AUDITED)
                                                        ----------  ------------
Current assets:
    Cash and cash equivalents                        $    501,572    $  326,177

    Accounts receivable - trade, net of allowance of
    $129,320 and $121,837, respectively                    19,121        41,432
    Prepaid expenses and deferred charge                  323,640       245,343
    Prepaid income tax                                     63,552             -
                                                        ----------  ------------
         Total current assets                             907,885       612,952
                                                        ----------  ------------

Property and equipment, net                               253,214       371,772
                                                        ----------  ------------
Other assets:
                                                            6,618         6,618
Deposits
    Deferred charge                                        39,333       157,333
                                                        ----------  ------------

        Total other assets                                 45,951       163,951
                                                        ----------  ------------

         Total assets                                 $ 1,207,050  $  1,148,675
                                                        ==========  ============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable - trade                          $    55,395  $     97,702
    Income taxes payable                                        -        24,848
    Accrued expenses                                       31,109        39,574
    Accrued litigation/impairment loss                    334,457       550,283
    Current maturities of long-term debt                  444,453       470,589
    Current maturities of lease obligations                 2,487         2,232
                                                        ----------  ------------

          Total current liabilities                       867,901     1,185,228

Long-term portion of lease obligations                          -         1,337
                                                        ----------  ------------

          Total liabilities                               867,901     1,186,565
                                                        ----------  ------------

Stockholders' equity (deficit):
Preferred stock, non-voting; $.001 par; 10,000,000
    shares authorized; no shares issued and outstanding        -              -

Common stock, $.001 par; 70,000,000 shares authorized;
    9,812,528  issued and outstanding                      9,812          9,812

Additional paid-in  capital                            1,198,111      1,154,352

Retained deficit                                        (868,774)    (1,202,054)
                                                     ------------  -------------

  Total stockholders' equity (deficit)                   339,149        (37,890)
                                                    ------------   -------------

 Total liabilities and stockholders' equity        $  1,207,050  $    1,148,675
      (deficit)                                     ============   =============




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                           BGI, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                        Three Months Ended                Six Months Ended
                                                   --------------------------------    --------------------------
                                                       June 30,        June 30,       June 30,       June 30,
                                                         2003            2002           2003           2002
                                                   -------------   -------------    ----------    ------------
Revenue:

    Machine Rental                              $       303,763         585,041  $    948,871  $    1,633,736

    Phone Cards                                          25,381          38,170        57,959         120,124

    Bingo                                                     -           9,797             -          19,592
                                                   -------------   -------------    ----------    ------------

         Total revenue                                  329,144         633,008     1,006,830       1,773,452
                                                   -------------   -------------    ----------    ------------

Cost of revenue:

    Machine Rental                                      130,611          83,172       308,956         328,573

    Phone Cards                                          12,055          14,654        38,632          35,796

    Bingo                                                     -               -             -               -
    Machine Depreciation                                 35,216          85,626        92,658         169,670
                                                   -------------   -------------    ----------    ------------

         Total cost of revenue                          177,882         183,452       440,246         534,039
                                                   -------------   -------------    ----------    ------------

             Gross profit                               151,262         449,556       566,584       1,239,413
                                                   -------------   -------------    ----------    ------------

Expenses:
    General and administrative expenses                 269,842         401,306       572,143         666,194

    Depreciation & Amortization                           8,258           8,961        16,691          17,924

    Litigation costs/asset impairment                         -               -     (508,773)               -
                                                   -------------   -------------    ----------    ------------

         Total expenses                                 278,100         410,267        80,061         684,118
                                                   -------------   -------------    ----------    ------------

             Operating income (loss)                   (126,838)         39,289       486,523         555,295


Gain on sale of fixed assets                              5,156           8,200         5,156           8,200

Interest expense                                           (261)         (1,012)         (798)         (2,962)
                                                   -------------   -------------    ----------    ------------

             Income (loss) before income tax          (121,943)          46,477       490,881         560,533
                                                   -------------   -------------    ----------    ------------

Income tax (expense) benefit
    Current                                              35,465          54,505     (157,600)        (80,570)
    Deferred                                           (168,313)        (48,127)      -               71,160
                                                   -------------   -------------    ----------    ------------

Total income tax (expense) benefit                    (132,848)           6,378     (157,600)         (9,410)
                                                   -------------   -------------    ----------    ------------

             Net income (loss)                  $     (254,791)          52,855  $    333,281  $      551,123
                                                   =============   =============    ==========    ============

Basic income (loss) per common share            $         (.03)             .01  $        .03  $          .06
                                                   =============   =============    ==========    ============

Diluted income (loss) per common share          $         (.03)             .01  $        .03  $          .05
                                                   =============   =============    ==========    ============





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                           BGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                            2003          2002
                                                        ----------   -----------

Operating activities:
    Net income                                        $   333,281       551,123
Adjustments to reconcile net income to net cash
    From operating activities:
        Depreciation and amortization                     109,349       187,594
        Provision for bad debts                             7,393       103,999
        Options issued for services                        17,414              -
        Deferred financing costs                                -       (71,160)
        Gain on disposal of property                      (5,156)        (8,200)
    Changes in current assets and liabilities:
        Accounts receivable - trade                        14,917        82,783
        Inventory                                               -        14,700
        Prepaid expenses and deferred                      66,048       (20,151)
charge
        Prepaid income tax                               (63,552)              -
        Accounts payable and accrued liabilities         (50,771)       (37,476)
        Income taxes payable                             (24,848)        80,570
        Accrued litigation expense                      (200,168)    (1,029,198)
                                                       ----------   ------------

Net cash provided (used) by operating activities         203,907      (145,416)
                                                       ----------   ------------

Investing activities:
Purchase of property and equipment                        (6,450)      (256,942)
Increase (decrease) in other assets                             -        (2,499)
Proceeds from sale of equipment                            5,156         10,000
                                                       ----------   ------------

Cash used by investing activities                         (1,294)      (249,441)
                                                       ----------   ------------

Financing activities:
Payments on long-term debt                               (26,136)       (99,541)
Payments on long-term leases                              (1,082)          (870)
Issuance of common stock                                                  3,276
                                                       ---------   ------------

Cash used by  financing activities                       (27,218)       (97,135)
                                                       ----------   ------------

Net increase (decrease) in cash and cash equivalents      175,395      (491,992)

Cash and cash equivalents at beginning of period         326,177        521,894
                                                       ----------   ------------

Cash and cash equivalents at end of period           $  501,572          29,902
                                                      ==========   =============

Supplemental disclosures of cash flow information:
Interest paid                                        $      261           1,012
                                                      ==========   =============
Taxes paid                                           $   246,000               -
                                                      ==========   =============






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

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

The Company also sells phone cards with a sweepstakes incentive, leases gaming equipment to Native American casinos and in the past leased facilities and equipment to charity bingo operations.


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


Going concern:
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The multiple seizures of the Company's Charity Station sweepstakes machines and related litigation (see note 3) has caused many of the Company's charity customers to discontinue the operation of Charity Station machines due to the uncertain legal environment. Additionally, in April 2003, the Texas Supreme Court announced a ruling placing significant additional restrictions on the operation of 8-liners. Although the Company believes its machines are used to conduct a bona-fide promotional sweepstakes and therefore are not regulated by the laws relating to 8-liners, many times regulatory authorities do not distinguish the difference between the Company's machines and 8-liners. The decision resulted in the shut down of a number of locations in Texas where the Company's Charity Station machines had been operating. This has caused a substantial decrease in the Company's revenue.

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

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

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

Revenue recognition:
Machine rental revenue is based on a percentage of revenue generated from the machines less sweepstakes prizes and is recognized as the revenue is generated. Machine rental revenue is generally billed weekly.

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

New Accounting Pronouncements:
In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires among other items, that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not affected the Company's financial position or results of operations.

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

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

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

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), " Consolidation of Variable Interest Entities", which requires that companies that control another entity through interests other than voting interest should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The related disclosure requirements are effective immediately. Adoption of FIN 46 has not had any impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how as issuer classifies and measures certain financial instruments with characteristics of both liability and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which is effective at the fiscal first period beginning after December 15, 2003. The Company adopted the provisions of SFAS No. 150 during the quarter ended June 30, 2003, which did not have any impact on the financial position or results of operations of the Company.

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company has experienced several seizures of its Charity Station sweepstakes machines by regulatory authorities in several jurisdictions. The following is a summary of those actions:

McAllen
In October 2001, twenty-five of the Company's Charity Station machines were seized from a location in McAllen, Texas by investigators with the Hildalgo County District Attorney's Office. The investigators alleged that the machines were "8-liner" video gambling devices. The machines were returned to the Company in January 2002 in exchange for an agreed judgment that made no admissions as to liability and a payment by the Company of $20,000.

Bexar County
In October 2001, eight of the Company's Charity Station machines were seized from a location in Converse, Texas by an investigator with the Texas Lottery Commission alleging that the machines were illegal "8-liner" video gambling devices. In late December 2001 and January 2002, the Texas Lottery Commission and the Bexar County District Attorney's office seized three of the Company's bank accounts
                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

NOTE 3 - COMMITMENT AND CONTINGENCIES - CONTINUED

with balances totaling $985,435 as well as the bank accounts of several officers and directors of the Company. Although no criminal charges were filed, Bexar County filed civil forfeiture claims based upon alleged violations of certain laws relating to organized crime, money laundering and state securities fraud.

This matter was settled in October 2002. Bexar County released $420,478 of the seized funds which were being held in escrow pending the resolution of a U.S. Securities and Exchange Commission investigation of matters related to the Company. These funds were released in March 2003 and are recorded as a gain on the Statement on Income for the three months ended March 31, 2003. Under the terms of the settlement agreement with Bexar County, the Company also agreed not to operate any Charity Stations or similar sweepstakes machines in Bexar County until such time as there is a definitive court ruling or legislation confirming that such activities are legal. This settlement does not constitute an admission of guilt, fraud or any wrongdoing on the part of the Company.

Fort Worth

In January 2002, the Company became aware that the Forth Worth Police Department had seized twenty of its Charity Station sweepstakes machines in November 2001 as illegal "8-liner" video gambling devices. No civil or criminal proceedings have been initiated against the Company.

Laredo
In January 2002, the Laredo Police Department seized a total of seventy-two Charity Station sweepstakes machines at two locations as illegal "8-liner" video gambling devices. The machines were returned to the Company in October 2002 in exchange for an agreed judgment that made no admission to guilt of liability and a payment of $57,600. The Company agreed to remove the machines from the State of Texas.

El Paso
In April 2002, the El Paso Police Department seized sixty-nine of the Company's Charity Station machines at two locations in El Paso. Although no criminal charges have been filed, El Paso County filed two civil forfeiture cases. The El Paso cases were settled in July 2003 and the machines were returned to the Company after the removal of one of the program computer chips. The Company made no admission as to guilt on liability.

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

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

NOTE 3 - COMMITMENT AND CONTINGENCIES - CONTINUED

An unfavorable ruling in any of the ongoing proceedings could have a material adverse effect on the Company's business.

The Company has recorded the following accrual and impairments related to the litigation:

   Accrued Litigation/Impairment Loss Balance March 31, 2003   $    378,250
   Incurred Loss During the Quarter Ended June 30, 2003
                  Legal Fees                                       (43,793)
                                                                ------------
   Accrued Litigation/Impairment Loss Balance June 30, 2003    $    334,457
                                                                ============


Other Commitments and Contingencies

The Company has $244,956 deposited in an account with a bank outside the United States. Due to a contractual dispute with one of its correspondent banks, the bank has limited the Company's access to the funds. At this time, the Company cannot determine when access to the funds will be available.

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

                                                        Three Months Ended June      Six Months Ended June
                                                                  30,                          30,
                                                          2003           2002          2003          2002
                                                          ----           ----          ----          ----
Weighted average number of common shares used  in
basic earnings per share                                9,812,528      9,790,600     9,812,528     9,785,148

Effect of dilutive securities:

     Stock  Options                                             -        233,871        11,525       379,641
     Warrants
                                                                -              -             -        99,310
                                                        ----------    -----------    ----------    ----------

Weighted average number of common shares and dilutive potential common stock
used in diluted ear                                     9,812,528     10,024,471     9,824,053     10,264,099
                                                        ==========    ===========    ==========    ==========


For the three months ending June 30, 2003, and 2002, respectively, 2,864,000 and 906,000 options and warrants were excluded from weighted average shares outstanding because they were antidilutive.

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

NOTE 4 - EARNINGS PER SHARE - CONTINUED

For the six months ending June 30, 2003, and 2002, respectively, 2,385,000 and 592,000 options and warrants were excluded from weighted average shares outstanding because they were antidilutive

In August 2002, the Company adopted the 2002 Non-statutory Stock Option Plan providing for the issuance of up to 1,500,000 options for the purchase of the Company's common stock.

During the quarter ended June 30, 2003, the Company issued 95,000 new options with an exercise price of $0.13.

NOTE 5 - SEGMENT REPORTING

The Company's operations are divided into operating segments using individual products or services. The Company has three operating segments. The machine rental segment leases equipment to charities, provides services for use in fundraising and leases gaming machines to Native American casinos. The phone card segment sells prepaid phone cards which permit customers to enter a free promotional sweepstakes offering cash prizes. Each operating segment uses the same accounting principles as reported in Note 1, Summary of Significant Accounting Policies, and the Company evaluates the performance of each segment using before-tax income or loss from continuing operations. The segment information for revenues and cost of revenues have been reported on the statement of operations.

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

Results  Of  Operations

                        Three Months Ended June 30, 2003
               Compared with the Three Months Ended June 30, 2002

Total revenues for the quarter ended June 30, 2003, were $329,144 as compared to $633,008 for the quarter ended June 30, 2002. Machine rental revenue dropped 48% from $585,041 in the 2002 quarter to $303,763 in the 2003 quarter as the uncertain regulatory climate has become more severe due in part to an unfavorable court ruling related to the operation of 8-liners. In April, 2003, the Texas Supreme Court announced a ruling placing significant additional restrictions on the operation of 8-liners in the State of Texas. Although the Company believes its machines are used to conduct a bona-fide promotional sweepstakes and therefore are not regulated by the laws relating to 8-liners, many times regulatory authorities do not distinguish the difference between the Company's machines and 8-liners. The decision resulted in a shutdown of a number of locations in Texas where the Company's Charity Station machines had been operating. The Company had approximately 126 Charity Station machines leased and operating at June 30, 2003 compared to 175 leased at June 30, 2002. The Company had 57 Charity Station machines leased and operating at August 14, 2003. There can be no assurances shutdowns will not occur. The Company is in the process of developing and marketing new game products for use outside Texas. There can be no assurances that the Company will have or be able to obtain the capital necessary to successfully develop and market these products. Phone card revenue decreased by 18% for the quarter ended June 30, 2003, as compared to the quarter ended June 30, 2002. The Company sells phone cards primarily to customers who own their own machines as essentially all of the Company's phone card machines have been converted to Charity Station machines. Bingo revenue decreased from $9,797 in the 2002 quarter to $0 in the 2003 quarter. The decrease resulted from the Company's decision not to renew its bingo facility leases.

Gross profit was $151,262 or 46% of total revenue, for the quarter ended June 30, 2003, as compared to $449,556 or 71% of total revenue, for the quarter ended June 30, 2002. The decrease in gross profit as a percentage of revenue is due to lower margins on Charity Station machine rental in the 2003 period. Several of the Company's higher volume locations were closed due to the uncertain regulatory environment and the Texas Supreme Court decision noted above.

General and administrative expenses for the quarter ended June 30, 2003, were $269,842 as compared to $401,306 for the quarter ended June 30, 2002. The decrease is related to lower legal expense and other reductions in overhead. These reductions were partially offset by increased political consulting expense as the Texas legislature was in session during the quarter.

Income tax expense of $132,848 was recorded for the quarter ended June 30, 2003, as compared to income tax benefit of $6,378 for the quarter ended June 30, 2002. The expense in the current quarter is a result of the reversal of current taxes accrued in the quarter ended March 31, 2003, when the company was profitable, offset by a deferred tax expense of $168,313 related to the change in the valuation reserve for the deferred tax benefit.

The Company generated a net loss of $254,791 for the quarter ended June 30, 2003, as compared to a net income of $52,855 for the quarter ended June 30, 2002, for the reasons explained above.

                         Six Months Ended June 30, 2003
                Compared with the Six Months Ended June 30, 2002

Total revenues for the six months ended June 30, 2003, were $1,006,830 as compared to $1,773,452 for the six months ended June 30, 2002. Machine rental revenue dropped 43% from $1,663,736 in the 2002 period to $948,871 in the 2003 period as the uncertain regulatory climate has become more severe due in part to an unfavorable court ruling related to the operation of 8-liners. In April, 2003, the Texas Supreme Court announced a ruling placing significant additional restrictions on the operation of 8-liners in the State of Texas. Although the Company believes its machines are used to conduct a bona-fide promotional sweepstakes and therefore are not regulated by the laws relating to 8-liners, many times regulatory authorities do not distinguish the difference between the Company's machines and 8-liners. The decision resulted in a shutdown of a number of locations in Texas where the Company's Charity Station machines had been operating. The Company had approximately 126 Charity Station machines leased and operating at June 30, 2003 compared to 175 leased at June 30, 2002. The Company had 57 Charity Station machines leased and operating at August 14, 2003. There can be no assurances further shutdowns will not occur. The Company is in the process of developing and marketing new game products for use outside Texas. There can be no assurances that the Company will have or be able to obtain the capital necessary to successfully develop and market these products. Phone card revenue decreased by 52% for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. The Company sells phone cards primarily to customers who own their own machines as essentially all of the Company's phone card machines have been converted to Charity Station machines. Bingo revenue decreased from $19,592 in the 2002 period to $0 in the 2003 period. The decrease resulted from the Company's decision not to renew its bingo facility leases.

Gross profit was $566,584 or 56% of total revenue, for the six months ended June 30, 2003, as compared to $1,239,413 or 70% of total revenue, for the six months ended June 30, 2002. The decrease in gross profit as a percentage of revenue is due to lower margins on Charity Station machine rental in the 2003 period. Several of the Company's higher volume locations were closed due to the uncertain regulatory environment and the Texas Supreme Court decision noted above.

General and administrative expenses for the six months ended June 30, 2003, were $572,143 as compared to $666,194 for the six months ended June 30, 2002. The decrease is related to lower legal expense and other reductions in overhead. These reductions were partially offset by increased political consulting expense as the Texas legislature was in session during the period.

Litigation costs/asset impairment expense for the six months ended June 30, 2003, was a credit of $508,773 as compared to $0 for the six months ended June 30, 2002. The credit to litigation costs/asset impairment resulted from the evaluation and reduction of the accrued litigation reserve due to lower projected costs related to the Company's defense of its Charity Station sweepstakes machines program.

Income tax expense of $157,600 was recorded in the six months ended June 30, 2003, as compared to $9,410 for the six months ended June 30, 2002. The increase in income tax expense is due to the deduction of litigation expenses for tax purposes during the period ended June 30, 2002.

The Company generated a net income of $333,281 for the six months ended June 30, 2003, as compared to a net income of $551,123 for the six months ended June 30, 2002, for the reasons explained above.

Liquidity

As of June 30, 2003, the Company had a cash balance of $501,572, a $175,395 increase from December 31, 2002. As noted above, a Texas Supreme Court ruling has led to a significant decrease in the Company's revenues, there can be no assurances that its current operations can be sustained using cash from operations. The funding of operations and the cost of the ongoing litigation may require the Company to obtain additional financing. The Company has no bank lines of credit or other sources of additional financing and there can be no assurances that the Company will be able to obtain any such funding on terms acceptable to it, or at all.

In September 2002, the Company entered into an agreement with it's machine supplier to convert 100 of the Company's Charity Station machines to pull-tab dispensing and validating machines and 8-liner machines and place them in Native American gaming facilities in Alabama and Oklahoma. As part of the agreement, the Company will pay the machine supplier a placement fee of $472,000. The Company recorded a note payable related to the placement fee. The Company will pay the machine supplier 75% of the revenue it generates from the machines until such time as the placement fee is completely paid. Subsequent to the repayment of the note, the Company will receive 100% of the revenue generated by the machines. The note is collateralized only by the 100 machines and has no other recourse.

Cash provided by operating activities was $203,907 for the six months ended June 30, 2003. Net income and other cash sources were offset by an increase in prepaid income taxes due to an estimated tax payment and a $200,168 reduction in accrued litigation expense related to legal fees paid. Also the Company used $50,771 in reducing accounts payable that consisted primarily of invoices related to past parts purchases. Cash used by operating activities was $145,416 for the six months ended June 30, 2002. Net income for the period ending June 30, 2002, of $551,123 was offset by the $1,029,198 decrease in the litigation reserve due to the cash seizure of $660,401 and legal fees paid during the period of $464,877.

During the six months ended June 30, 2003, the Company used $1,294 for investing activities as the $6,450 purchase of a trailer was offset by proceeds from the sale of a vehicle of $5,156. This compares to $249,411 in funds for investing activities during the corresponding period of 2002 which consisted almost exclusively of a January 2002 purchase of 50 Charity Station machines for use in the Company's operations.

The Company used $27,218 for financing activities during the six months ended June 30, 2003, related primarily to the supplier note described above. This compares to cash used in financing activities of $97,135 during the six months ended June 30, 2002, which are related to payments on various notes and equipment leases that were subsequently paid.

 ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") who also serves as the Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended June 30, 2003. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that all information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, during the quarter ended June 30, 2003, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

The Company has been subject to a variety of regulatory actions by regulatory authorities in several jurisdictions. The following is a summary of those actions:

In October 2001, twenty-five of the Company's Charity Station machines were seized from a location in McAllen, Texas by investigators with the Hildalgo County District Attorney's Office. The investigators alleged that the machines were "8-liner" video gambling devices. The machines were returned to the Company in January 2002 in exchange for an agreed judgment in which the Company made no admissions as to guilt or liability and the Company made a payment of $20,000.

In October 2001, eight of the Company's Charity Station machines were seized from a location in Converse, Texas by an investigator with the Texas Lottery Commission alleging that the machines were illegal "8-liner" video gambling devices. In late December 2001 and January 2002, the Texas Lottery Commission and the Bexar County District Attorney's office seized three of the Company's bank accounts with balances totaling $985,435 as well as the bank accounts of several individuals who at the time were officers and directors of the Company. Although no criminal charges were filed, Bexar County filed three separate civil forfeiture claims alleging organized crime, money laundering and state securities fraud. On January 25, 2002, Cause No. 2002 CI 00715 State of Texas vs. Three Hundred Twenty Five Thousand Thirty Four Dollars and Eighty Seven Cents ($325,034.87) United States Currency was filed in the 45th Judicial District Court; Bexar County Texas. On April 1, 2002 Cause No. 2002 CI 03172; State of Texas vs. Thirty One Thousand Forty One Dollars and Thirty-Five Cents ($31,041.35) United States Currency was filed in the 225th Judicial District Court, Bexar County, Texas. On February 8, 2002 Cause No. 02-01277; State of Texas vs. Six Hundred Ninety Thousand Five Hundred Eighty Five Dollars and Thirty Two Cents ($690,585.32) United States Currency was filed in the I -162nd Judicial District Court, Dallas County, Texas.

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

In January 2002, the Company became aware that the Forth Worth Police Department had seized twenty of its machines and the cash in the machines in November 2001 as illegal "8-liner" video gambling devices. No civil or criminal proceedings have been initiated against the Company.

In January 2002, the Laredo Police Department seized a total of seventy-two machines at two locations and the cash in the machines as illegal "8-liner" video gambling devices. The machines were returned to the Company in October 2002 in exchange for an agreed judgment. The Company made no admission as to guilt or liability and the payment of $57,600.

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

In April 2002, the El Paso Police Department seized sixty-nine of the Company's Charity Station machines and the cash in the machines at two locations in El Paso, Texas. Although no criminal charges have been filed, El Paso County filed two civil forfeiture suits. On August 12, 2002, Cause No. 20023139 State of Texas vs. 35 Gambling Devices and $12,102.58 in U.S. Currency was filed in the 168th Judicial District Court, El Paso County, Texas. On August 12, 2002, Cause No. 20023140 State of Texas vs. 34 Gambling Devices and $5,819.50 in U.S. Currency was filed in the 168th Judicial District Court, El Paso County, Texas. The above El Paso cases were settled in July 2003 and the machines were returned to the Company after the removal of one of the program computer chips. The Company made no admission as to guilt on liability.

In June 2002, the Rio Grande City Police Department seized thirty-three of the Company's Charity Station machines and the cash in the machines that were leased to the Veterans of Foreign Wars in Rio Grand City, Texas. The machines were returned to the Company in October 2002 in exchange for an agreed judgment that made no admission to guilt or liability and a payment of $27,200.


In December 2002, the South Houston Police Department seized as illegal "8-liner" video gambling devices 71 of the Company's Charity Station machines and the cash in the machines that were leased to the Veterans of Foreign Wars. No civil or criminal proceedings have been initiated against the Company.

An unfavorable outcome in any of the ongoing regulatory matters could have a material adverse effect on the Company's business.

ITEM  2.  CHANGES  IN  SECURITIES.

            None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

            None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

                       None

ITEM  5.  OTHER  INFORMATION.

                       None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
(a)      Exhibits

          31 Certification of Chief Executive and Financial Officer Pursuant to
          Section 302 of the Sarbanes-Oxley Act 2002

          32 Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-0xley Act of 2002

(b)      Reports in Form 8-K

                  No reports on Form 8-K were filed in the quarter ended June 30, 2003.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:     August 14, 2003                  By:  /s/ William Schwartz
         ------------------                   -----------------------
                                                    William Schwartz
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

EXHIBIT 31


                  CERTIFICATION  OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER


I, William Schwartz, Chief Executive Officer and Chief Financial Officer of BGI, Inc. certify that:

         1.   I have reviewed this Quarterly Report on Form 10-QSB of BGI, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

         4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

                  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and;

                  c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and;

         5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 14, 2003
                            /s/ William Schwartz
                            ---------------------
                            William Schwartz
                            Chief Executive Officer and Chief Financial Officer

EXHIBIT 32

                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of BGI, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 (the "Report"), I, William Schwartz as Chief Executive and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                        /s/ William Schwartz
                                       ----------------------
                                            William Schwartz
                                            Chief Executive Officer
                                            and Chief Financial Officer


Dated: August 14, 2003

A signed original of this written statement required by Section 906 has been provided to BGI, Inc. and will be retained by BGI, Inc. and furnished to the Securities and Exchange Commission upon request.