Form 10QSB
period 2003-09-30
BGI INC
filed 2003-11-14
CIK 355590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________


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

                        _______________________________

      (former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


THERE WERE 9,022,528 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF November 14, 2003.


Transitional Small Business Issuer Format    Yes          No   ( X )

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

                                       14
                           BGI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                            ASSETS
                            ------                                  SEPTEMBER 30,    DECEMBER 31,
                                                                         2003            2002
                                                                      (UNAUDITED)      (AUDITED)
                                                                   -------------    -------------
Current assets:
    Cash and cash equivalents                                    $      370,652  $       326,177
    Accounts receivable - trade, net of allowance of
    $134,546 and $121,837, respectively                                   7,396           41,432
    Prepaid expenses and deferred charge                                307,288          245,343
    Prepaid income tax                                                  151,746                -
                                                                   -------------    -------------
         Total current assets                                           837,082          612,952

                                                                   -------------    -------------

Property and equipment, net                                             239,049          371,772
                                                                   -------------    -------------

Other assets:
                                                                          6,618            6,618
Deposits
    Deferred charge                                                           -          157,333
                                                                   -------------    -------------

        Total other assets                                                6,618          163,951
                                                                   -------------    -------------

         Total assets                                               $ 1,082,749    $   1,148,675
                                                                   =============    =============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable - trade                                     $       87,430  $        97,702
    Income taxes payable                                                      -           24,848
    Accrued expenses                                                     33,811           39,574
    Accrued litigation/impairment loss                                  289,832          550,283
    Current maturities of long-term debt                                392,410          470,589
    Current maturities of lease obligations                               1,857            2,232
                                                                   -------------    -------------
          Total current liabilities                                     805,340        1,185,228

Long-term portion of lease obligations                                        -            1,337
                                                                   -------------    -------------

          Total   liabilities                                           805,340        1,186,565
                                                                   -------------    -------------

Stockholders' equity (deficit):
Preferred stock, non-voting; $.001 par; 10,000,000
    shares authorized; no shares issued and outstanding                                        -
Common stock, $.001 par; 70,000,000 shares authorized;
    9,812,528  issued and outstanding                                     9,812            9,812

Additional paid-in  capital                                           1,202,199        1,154,352

Retained deficit                                                      (934,602)      (1,202,054)
                                                                   -------------    -------------

          Total stockholders' equity (deficit)                          277,409         (37,890)
                                                                   -------------    -------------

          Total liabilities and stockholders' equity             $    1,082,749  $     1,148,675
           (deficit)                                               =============    =============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                             FINANCIAL STATEMENTS.

                           BGI, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                         Three Months Ended                        Nine Months Ended
                                                --------------------------------------    ------------------------------------
                                                   September 30,       September 30,       September 30,       September 30,
                                                        2003               2002                2003                2002
                                                   ---------------    ----------------    ----------------    ----------------
Revenue:
    Machine rental                              $         213,210  $          572,708  $        1,162,081  $        2,206,444
    Phone cards                                            17,304              24,227              75,263             144,351
    Bingo                                                       -                   -                   -              19,592
                                                   ---------------    ----------------    ----------------    ----------------
         Total revenue                                     230,514             596,935           1,237,344           2,370,387
                                                   ---------------    ----------------    ----------------    ----------------

Cost of revenue:

    Machine rental                                        144,591             105,094             453,547             433,668
    Phone cards                                            12,420              16,820              51,052              52,616
    Bingo                                                       -                   -                   -                   -
    Machine depreciation                                   13,490              87,034             106,148             256,704
                                                   ---------------    ----------------    ----------------    ----------------

         Total cost of revenue                            170,501             208,948             610,747             742,98
                                                   ---------------    ----------------    ----------------    ----------------

             Gross profit                                  60,013             387,987             626,597           1,627,399
                                                   ---------------    ----------------    ----------------    ----------------

Expenses:
    General and administrative expenses                   207,081             259,808             779,224             926,000
    Depreciation & amortization                             6,675               8,879              23,366              26,803
    Litigation costs/asset impairment
     (recovery)                                                 -                   -           (508,773)                   -
                                                   ---------------    ----------------    ----------------    ----------------

         Total expenses                                   213,756             268,687             293,817             652,803
                                                   ---------------    ----------------    ----------------    ----------------
             Operating income (loss)                    (153,743)             119,300             332,780             674,596


Gain on sale of fixed assets                                   -               8,200               5,156              16,400
Interest expense                                            (280)               (627)             (1,078)             (3,589)
                                                   ---------------    ----------------    ----------------    ----------------

             Income (loss) before income tax            (154,023)             126,873             336,858             687,407
                                                   ---------------    ----------------    ----------------    ----------------

Income tax (expense) benefit:
    Current                                                88,194                   -            (69,406)                   -
    Deferred                                                    -              42,923                -                 33,513
                                                   ---------------    ----------------    ----------------    ----------------

             Total income tax (expense) benefit            88,194              42,923            (69,406)              33,513
                                                   ---------------    ----------------    ----------------    ----------------

             Net income (loss)                      $    (65,829)  $          169,796  $          267,452  $          720,920
                                                   ===============    ================    ================    ================

Basic income (loss) per common share            $           (.01)  $              .02  $              .03  $              .07
                                                   ===============    ================    ================    ================

Diluted income (loss) per common share          $           (.01)  $              .02  $              .03  $              .07
                                                   ===============    ================    ================    ================




         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                             FINANCIAL STATEMENTS.

                           BGI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                       2003              2002
                                                                  ------------      ------------
Operating activities:
    Net income                                                   $    267,452           720,920
Adjustments to reconcile net income to net cash
    from operating activities:
        Depreciation and amortization                                 129,515           283,507
        Provision for bad debts                                        12,709           103,999
        Options issued for services                                    27,148            41,791
        Deferred financing costs                                            -          (71,160)
        Common stock issued for services                                    -            20,144
        Gain on disposal of property                                  (5,156)          (16,400)
    Changes in current assets and liabilities:
        Accounts receivable - trade                                    21,328            98,180
        Inventory charge                                                    -            14,700
        Prepaid expenses and deferred                                 116,086             6,525
        Prepaid income tax                                          (151,746)           324,370
        Accounts payable and accrued liabilities                     (16,035)         (248,114)
        Income taxes payable                                         (24,848)         (286,723)
        Accrued litigation expense                                  (244,793)       (1,042,480)
                                                                  ------------      ------------


Net cash provided (used) by operating activities                      131,660          (50,741)
                                                                  ------------      ------------

Investing activities:
Purchase of property and equipment                                   (12,450)         (257,143)
Increase (decrease) in other assets                                         -           (2,500)
Proceeds from sale of equipment                                         5,156            20,000
                                                                  ------------      ------------

Net cash used by investing activities                                 (7,294)         (239,643)
                                                                  ------------      ------------

Financing activities:
Payments on long-term debt                                           (78,179)         (101,614)
Payments on long-term leases                                          (1,712)           (2,046)
Issuance of common stock                                                    -             3,276
                                                                  ------------      ------------

Net cash used by  financing activities                               (79,891)         (100,384)
                                                                  ------------      ------------

Net increase (decrease) in cash and cash equivalents                   44,475         (390,768)

Cash and cash equivalents at beginning of period                      326,177           521,894
                                                                  ------------      ------------

Cash and cash equivalents at end of period                       $    370,652           131,126
                                                                  ============      ============

Supplemental disclosures of cash flow information:
Interest paid                                                    $      1,078             3,589
                                                                  ============      ============
Taxes paid                                                            246,000                 -
                                                                  ============      ============
Note payable exchanged for deferred charge                       $          -           472,000
                                                                  ============      ============
Impairment of fixed assets offset against accrued litigation     $          -           204,800
expense                                                           ============      ============




         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                             FINANCIAL STATEMENTS.

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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


Preparation Of Interim Financial Statements:
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-KSB.


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

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how as issuer classifies and measures certain financial instruments with characteristics of both liability and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which is effective at the fiscal first period beginning after December 15, 2003. The Company adopted the provisions of SFAS No. 150 during the quarter ended September 30, 2003, which did not have any impact on the financial position or results of operations of the Company.

NOTE 2 - RELATED PARTY TRANSACTIONS

Several non-officer employees maintain investments in entities that manage Charity Station locations for the Company's charity customers. Although the Company does not contract directly with the Charity Station managers, the charities whose locations were managed by the entities in which the investments were made paid the same or higher rent to the Company and are subject to the same policies including those relating to collection of receivables as charities who used unaffiliated managers. Effective December 31, 2001, the Board of Directors has determined that officers, directors, and employees are not permitted to invest in additional entities that operate the Charity Station locations. Currently, none of these entities are managing locations for the Company's charity customers.

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

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NOTE 3 - COMMITMENT AND CONTINGENCIES - CONTINUED

This matter was settled in October 2002. Bexar County released $420,478 of the seized funds which were being held in escrow pending the resolution of a U.S. Securities and Exchange Commission investigation of matters related to the Company. These funds were released in March 2003 and are recorded as a gain on the Statement on Income for the nine months ended September 30, 2003. Under the terms of the settlement agreement with Bexar County, the Company also agreed not to operate any Charity Stations or similar sweepstakes machines in Bexar County until such time as there is a definitive court ruling or legislation confirming that such activities are legal. This settlement does not constitute an admission of guilt, fraud or any wrongdoing on the part of the Company.

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

South Houston
In December 2002, the South Houston Police Department seized 71 of the Company's Charity Station machines that were leased to the Veterans of Foreign Wars. No civil or criminal charges have been filed against the Company. A civil forfeiture was filed against the operators of the machines. The Company has intervened in this case.

An unfavorable ruling in any of the ongoing proceedings could have a material adverse effect on the Company's business.

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NOTE 3 - COMMITMENT AND CONTINGENCIES - CONTINUED

The Company has recorded the following accrual and impairments related to the litigation:

   Accrued Litigation/Impairment Loss Balance June 30, 2003        $   334,457
   Incurred Loss During the Quarter Ended September 30, 2003
                  Legal Fees                                            44,625
                                                                     ----------
   Accrued Litigation/Impairment Loss Balance September 30, 2003   $   289,832
                                                                     ==========

Other Commitments and Contingencies

The Company has $244,956 deposited in an account with a bank outside the United States. Due to a contractual dispute with one of its correspondent banks, the bank has limited the Company's access to the funds. At this time, the Company cannot determine when access to the funds will be available.

In September 2002, the Company entered into an agreement with it's machine supplier to convert 100 of the Company's Charity Station machines to pull-tab dispensing and validating machines and 8-liner machines and place them in Native American gaming facilities in Alabama and Oklahoma. The Company is not responsible for placing, maintaining or collecting the revenue on the machines. As part of the agreement the Company agreed to pay the machine supplier a placement fee of $472,000. The Company recorded a note payable and deferred charge related to the placement fee. The deferred charge will be amortized over the two-year length of the agreement. The Company will pay the machine supplier 75% of the revenue it generates from the machines until such time as the placement fee is completely paid.

The Company is a defendant in a lawsuit filed in district court in Travis County, Texas, alleging that the Company failed to make payments under an equipment lease agreement and damaged the equipment. The plaintiff is seeking damages of approximately $113,000 plus interest and legal fees. The Company believes the plaintiff's cause of action is without merit and that the Company will prevail in the litigation. Accordingly, the Company has not recorded a provision for any losses that may result from the case; however, the Company can make no assurances as to the outcome of the case due to the uncertainties inherent in any court proceeding.

NOTE 4 - EARNINGS PER SHARE

Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the three months ended September 30, 2003 and the nine months ended September 2003 and 2002, diluted income or loss per common share is computed based on the weighted average number of common shares outstanding, after giving effect to the potential issuance of common stock on the exercise of options and warrants and the impact of assumed conversions. The following table provides a reconciliation between basic and diluted shares outstanding:

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                  September 30,
                                                      2003            2002           2003            2002
                                                      ----            ----           ----            ----

Weighted average number of common shares used
in basic earnings per share                         9,812,528        9,812,528     9,812,528       9,794,375

Effect of dilutive securities:
     Stock Options                                          -          283,807        87,974         406,106

Warrants                                                    -           40,373             -         235,977
                                                   -----------     ------------    ----------     -----------

Weighted average number of common shares and
dilutive potential common stock used in diluted
earnings per share                                  9,812,528       10,136,708     9,900,502      10,436,458
                                                   ===========     ============    ==========     ===========

                           BGI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NOTE 4 - EARNINGS PER SHARE - CONTINUED

For the three months ending September 30, 2003, and 2002, respectively, 2,964,000 and 1,010,000 options and warrants were excluded from weighted average shares outstanding because they were antidilutive.

For the nine months ending September 30, 2003, and 2002, respectively, 2,835,000 and 652,000 options and warrants were excluded from weighted average shares outstanding because they were antidilutive.

In August 2002, the Company adopted the 2002 Non-statutory Stock Option Plan providing for the issuance of up to 1,500,000 options for the purchase of the Company's common stock.

During the quarter ended September 30, 2003, the Company issued 100,000 new options with an exercise price of $0.10.

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

Results  Of  Operations

                      Three Months Ended September 30, 2003
             Compared with the Three Months Ended September 30, 2002

Total revenues for the quarter ended September 30, 2003, were $230,514 as compared to $596,935 for the quarter ended September 30, 2002. Machine rental revenue dropped 63% from $572,708 in the 2002 quarter to $213,210 in the 2003 quarter as the uncertain regulatory climate has become more severe due in part to an unfavorable court ruling related to the operation of 8-liners. In April, 2003, the Texas Supreme Court announced a ruling placing significant additional restrictions on the operation of 8-liners in the State of Texas. Although the Company believes its machines are used to conduct a bona-fide promotional sweepstakes and therefore are not regulated by the laws relating to 8-liners, many times regulatory authorities do not distinguish the difference between the Company's machines and 8-liners. The decision resulted in a shutdown of a number of locations in Texas where the Company's Charity Station machines had been operating. The Company had approximately 67 Charity Station machines leased and operating at September 30, 2003 compared to 279 leased at September 30, 2002. The Company has 47 Charity Station machines leased and operating at November 14, 2003. There can be no assurances shutdowns will not occur. The Company is in the process of developing and marketing new game products for use outside Texas. There can be no assurances that the Company will have or be able to obtain the capital necessary to successfully develop and market these products. Phone card revenue decreased by 29% for the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002. The Company sells phone cards primarily to customers who own their own machines as essentially all of the Company's phone card machines have been converted to Charity Station machines. There was no bingo revenue in the 2002 or 2003 quarter as a result of the Company's decision not to renew its bingo facility leases.

Gross profit was $60,013 or 26% of total revenue, for the quarter ended September 30, 2003, as compared to $387,987 or 65% of total revenue, for the quarter ended September 30, 2002. The decrease in gross profit as a percentage of revenue is due to lower margins on Charity Station machine rental in the 2003 period. Several of the Company's higher volume locations were closed due to the uncertain regulatory environment and the Texas Supreme Court decision noted above. Additionally, the amortization of the deferred charge related to a machine placement agreement decreased gross profit by $39,334 since that agreement was in effect for the entire 2003 quarter but only a small portion of the 2002 quarter. These items were partially offset by a $73,544 increase in gross profit as a result of lower machine depreciation as a substantial number of the Company's machines became fully depreciated during the quarter.

General and administrative expenses for the quarter ended September 30, 2003, were $207,081 as compared to $259,808 for the quarter ended September 30, 2002. The decrease is related to lower legal expense and other reductions in overhead due to the decline in the number of the Charity Station machines leased.

Income tax benefit of $88,194 was recorded for the quarter ended September 30, 2003, as compared to income tax benefit of $42,923 for the quarter ended September 30, 2002. The expense in the current quarter is a result of the reversal of current taxes accrued in the quarter ended March 31, 2003, when the Company was profitable, offset by a deferred tax expense of $168,313 related to the change in the valuation reserve for the deferred tax benefit.

The Company generated a net loss of $65,829 for the quarter ended September 30, 2003, as compared to a net income of $169,796 for the quarter ended September 30, 2002, for the reasons explained above.

                      Nine Months Ended September 30, 2003
             Compared with the Nine Months Ended September 30, 2002

Total revenues for the nine months ended September 30, 2003, were $1,237,344 as compared to $2,370,387 for the nine months ended September 30, 2002. Machine rental revenue dropped 47% from $2,206,444 in the 2002 period to $1,162,081 in the 2003 period as the uncertain regulatory climate has become more severe due in part to an unfavorable court ruling related to the operation of 8-liners. In April, 2003, the Texas Supreme Court announced a ruling placing significant additional restrictions on the operation of 8-liners in the State of Texas. Although the Company believes its machines are used to conduct a bona-fide promotional sweepstakes and therefore are not regulated by the laws relating to 8-liners, many times regulatory authorities do not distinguish the difference between the Company's machines and 8-liners. The decision resulted in a shutdown of a number of locations in Texas where the Company's Charity Station machines had been operating. The Company had approximately 67 Charity Station machines leased and operating at September 30, 2003 compared to 279 leased at September 30, 2002. The Company has 47 Charity Station machines leased and operating at November 14, 2003. There can be no assurances further shutdowns will not occur. The Company is in the process of developing and marketing new game products for use outside Texas. There can be no assurances that the Company will have or be able to obtain the capital necessary to successfully develop and market these products. Phone card revenue decreased by 48% for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. The Company sells phone cards primarily to customers who own their own machines as essentially all of the Company's phone card machines have been converted to Charity Station machines. Bingo revenue decreased from $19,592 in the 2002 period to $0 in the 2003 period. The decrease resulted from the Company's decision not to renew its bingo facility leases.

Gross profit was $626,597 or 51% of total revenue, for the nine months ended September 30, 2003, as compared to $1,627,399 or 69% of total revenue, for the nine months ended September 30, 2002. The decrease in gross profit as a percentage of revenue is due to lower margins on Charity Station machine rental in the 2003 period. Several of the Company's higher volume locations were closed due to the uncertain regulatory environment and the Texas Supreme Court decision noted above. Additionally, the amoritization of the deferred charge related to a machine placement agreement decreased gross profit by $157,265 since that agreement was in effect for the entire 2003 period but only a small portion of the 2002 period. These decreases were offset by a $150,556 increase in gross profit as a result of lower machine depreciation as a substantial number of the Company's machines became fully depreciated during the period as well as $96,666 less bad debt expense.

General and administrative expenses for the nine months ended September 30, 2003, were $779,224 as compared to $926,000 for the nine months ended September 30, 2002. The decrease is related to lower legal expense and other reductions in overhead due to the decline in the number of Charity Station machines leased. These reductions were partially offset by increased political consulting expense as the Texas legislature was in session during the period.

Litigation costs/asset impairment expense for the nine months ended September 30, 2003, was a credit of $508,773 as compared to $0 for the nine months ended September 30, 2002. The credit to litigation costs/asset impairment resulted from the evaluation and reduction of the accrued litigation reserve due to lower projected costs related to the Company's defense of its Charity Station sweepstakes machines program.

Income tax expense of $69,406 was recorded in the nine months ended September 30, 2003, as compared to a benefit of $33,513 for the nine months ended September 30, 2002. The increase in income tax expense is due to the deduction of litigation expenses for tax purposes during the period ended June 30, 2002.

The Company generated a net income of $267,452 for the nine months ended September 30, 2003, as compared to a net income of $720,920 for the nine months ended September 30, 2002, for the reasons explained above.

Liquidity

As of September 30, 2003, the Company had a cash balance of $370,652, a $44,475 increase from December 31, 2002. As noted above, a Texas Supreme Court ruling has led to a significant decrease in the Company's revenues, there can be no assurances that its current operations can be sustained using cash from operations. The funding of operations and the cost of the ongoing litigation may require the Company to obtain additional financing. The Company has no bank lines of credit or other sources of additional financing and there can be no assurances that the Company will be able to obtain any such funding on terms acceptable to it, or at all.

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

Cash provided by operating activities was $131,660 for the nine months ended September 30, 2003. Net income and other cash sources were offset by an increase in prepaid income taxes due to an estimated tax payment and a $244,793 reduction in accrued litigation expense related to reduction in the reserve. Cash used by operating activities was $50,741 for the nine months ended September 30, 2002. Net income for the period ending September 30, 2002, of $720,920 was offset by the $1,042,480 decrease in the litigation reserve due to the cash seizure of $660,401 and legal fees paid during the period of $377,159.

During the nine months ended September 30, 2003, the Company used $7,294 for investing activities. The $6,450 purchase of a trailer and $6000 phone system were offset by proceeds from the sale of a vehicle of $5,156. This compares to $239,643 in funds for investing activities during the corresponding period of 2002 which consisted almost exclusively of a January 2002 purchase of 50 Charity Station machines for use in the Company's operations.

The Company used $79,891 for financing activities during the nine months ended September 30, 2003, related primarily to the supplier note described above. This compares to cash used in financing activities of $100,384 during the nine months ended September 30, 2002, which are related to payments on various notes and equipment leases that were subsequently paid.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") who also serves as the Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended September 30, 2003. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that all information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, during the quarter ended September 30, 2003, there were no changes in the Company's internal controls over financial reporting that have materially affected or are reasonable likely to materially affect the Company's internal controls over financial reporting.

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

In April 2002, the El Paso Police Department seized sixty-nine of the Company's Charity Station machines and the cash in the machines at two locations in El Paso, Texas. Although no criminal charges have been filed, El Paso County filed two civil forfeiture suits. On August 12, 2002, Cause No. 20023139 State of Texas vs. 35 Gambling Devices and $12,102 in U.S. Currency was filed in the 168th Judicial District Court, El Paso County, Texas. On August 12, 2002, Cause No. 20023140 State of Texas vs. 34 Gambling Devices and $5,819 in U.S. Currency was filed in the 168th Judicial District Court, El Paso County, Texas. The above El Paso cases were settled in July 2003 and the machines were returned to the Company after the removal of one of the program computer chips. The Company made no admission as to guilt on liability.

In June 2002, the Rio Grande City Police Department seized thirty-three of the Company's Charity Station machines and the cash in the machines that were leased to the Veterans of Foreign Wars in Rio Grand City, Texas. The machines were returned to the Company in October 2002 in exchange for an agreed judgment that made no admission to guilt or liability and a payment of $27,200.

In December 2002, the South Houston Police Department seized as illegal "8-liner" video gambling devices 71 of the Company's Charity Station machines and the cash in the machines that were leased to the Veterans of Foreign Wars. Although no criminal charges have been filed, Harris County filed a civil forfeiture suit against the operator of the machines. In July 2003, Cause No. 0950790 In The Matter of the Seizure of Gambling Proceeds and Devices was filed in the 178th Criminal District Court of Harris County, Texas. The Company has intervened in this case. The case is pending.

The Company is a defendant in a lawsuit filed in district court in Travis County, Texas, alleging that the Company failed to make payments under an equipment lease agreement and damaged the equipment. The plaintiff is seeking damages of approximately $113,000 plus interest and legal fees. The Company believes the plaintiff's cause of action is without merit and that the Company will prevail in the litigation. Accordingly, the Company has not recorded a provision for any losses that may result from the case; however, the Company can make no assurances as to the outcome of the case due to the uncertainties inherent in any court proceeding.

An unfavorable outcome in any of the ongoing regulatory matters could have a material adverse effect on the Company's business.

ITEM  2.  CHANGES  IN  SECURITIES.

            During the quarter ended September 30, 2003, the Company granted options to purchase 100,000 shares of its common stock at $0.10 per share to a consultant for services rendered to the Company. The options were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

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

(b)      Reports in Form 8-K

No reports on Form 8-K were filed in the quarter ended September 30, 2003.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:     November 14, 2003                By:  /s/ William Schwartz
                                               -----------------------
                                                    William Schwartz
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

EXHIBIT 31


                  CERTIFICATION  OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER


I, William Schwartz, Chief Executive Officer and Chief Financial Officer of BGI, Inc. certify that:

         1.I have reviewed this Quarterly Report on Form 10-QSB of BGI, Inc.;

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

Date: November 14, 2003
                              /s/ William Schwartz
                              --------------------
                                  William Schwartz
                                  Chief Executive Officer and
                                  Chief Financial Officer

EXHIBIT 32


                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of BGI, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2003 (the "Report"), I, William Schwartz as Chief Executive and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: November 14, 2003

A signed original of this written statement required by Section 906 has been provided to BGI, Inc. and will be retained by BGI, Inc. and furnished to the Securities and Exchange Commission upon request.